Form 10KSB
period 1997-05-31
SEA VENTURE CRUISES INC/DE/
filed 1998-06-29
CIK 832517

INTERNET STOCK EXCHANGE CORP.
F/K/A SEA VENTURE CRUISES, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
May 31, 1997 and 1996















                             	C O N T E N T S


                                                   	PAGE

Independent Auditor's Report                         	1

Balance Sheets                                       	2

Statements of Loss and Accumulated Deficit
  during the Development Stage	                       3

Statements of Cash Flows                             	4

Statements of Deficiency in Assets	                   5

Notes to Financial Statements 	                   6 - 7













                       	INDEPENDENT AUDITOR'S REPORT

Board of Directors
Internet Stock Exchange Corp.
f/k/a Sea Venture Cruises, Inc.
(A Development Stage Company)
St. Petersburg, Florida

We have audited the accompanying balance sheets of Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (a development stage company) at May 31, 1997 and 1996, and the related statements of loss and deficit during the development stage and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (a development stage company) as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miami, Florida
June 1, 1998

INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEETS

May 31,	                                     1997	        1996

 ASSETS

 ASSETS                                  	$     -   	 $      -

 TOTAL ASSETS                            	$     -   	 $      -

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
	 Accrued expenses                       	$   4,000 	 $    2,000
		 TOTAL CURRENT LIABILITIES 	                4,000 	      2,000

 CONTINGENCIES (NOTE 4)

 DEFICIENCY IN ASSETS (NOTE 5)
	 Common stock, $.1 par value, 500,000
    shares authorized, 496,087 shares
    issued and outstanding 	                 49,609 	     49,609
	 Additional paid-in capital             	3,405,103 	  3,405,103
	 Accumulated deficit during the
    development stage 	                   3,458,712)	 (3,456,712)
		 TOTAL DEFICIENCY IN ASSETS 	              (4,000)	     (2,000)

 TOTAL LIABILITIES AND DEFICIENCY
   IN ASSETS                             	$     -  	 $       -

 See accompanying notes.




Internet Stock Exchange Corp.
 f/k/a Sea Venture Cruises, Inc.
 (A Development Stage Company)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE


 For the years ended May 31, 	              1997		      1996	      Cumulative

 EXPENSES
	 Professional fees                    	$  2,000   	 $  2,000    	 $   4,000

 LOSS FROM CONTINUING OPERATIONS       	$ (2,000)  	 $ (2,000)   	 $  (4,000)

 DISCONTINUED OPERATIONS, NET OF INCOME TAXES
	 Discontinued development stage
    activities                               -   	        -      	(3,454,712)

 LOSS FROM DISCONTINUED OPERATIONS 	         -      	     -      	(3,454,712)

 NET  LOSS                             	$ (2,000)  	 $ (2,000)   	(3,458,712)

 BASIC NET LOSS PER SHARE              	$ (0.004)	   $ (0.004)	   $   (6,972)

 See accompanying notes.



INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOWS


 For the years ended May 31, 	              1997	       1996	      Cumulative

 CASH FLOWS FROM OPERATING ACTIVITIES
	 Net loss                              	$(2,000)     	(2,000)        (4,000)
	 Adjustments to reconcile net income
	  to net cash provided by operating
   activities:
	   Increase (decrease) in liabilities:
		   Accrued expenses 	                    2,000      	 2,000          4,000
		  NET CASH USED BY DEVELOPMENT STAGE
     OPERATING ACTIVITIES 	                  -       	    -              -



 NET INCREASE IN CASH AND EQUIVALENTS
   FOR THE PERIOD AND CUMULATIVE
   DURING THE DEVELOPMENT STAGE 	            -   	        -             -


 CASH AND EQUIVALENTS -
    BEGINNING OF PERIOD 	                    -        	   -             -


 CASH AND EQUIVALENTS - END OF PERIOD	 $     -       	 $  -       $     -


 See accompanying notes.




INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF DEFICIENCY IN ASSETS

                           		            Additional
                         Common Stock     Paid-in  	 Accumulated	    Total
Description            	Shares 	Amount    Capital 	   Deficit   	 Deficiency

Balance May 31, 1995	  496,087 	 49,609 	 3,405,103
		                                                 		(3,454,712)	      -

Net loss for the
  year ended				                                                     (2,000)
				                                                     (2,000)
Balance May 31, 1996 	 496,087 	 49,609 	 3,405,103 	                (2,000)
                                                 				(3,456,712)

Net loss for the year ended		                                  		    (2,000)
				                                                     (2,000)
Balance May 31, 1997 	 496,087 $ 49,609 $ 3,405,103 	     $	        $(4,000)
			                                                 	(3,458,712)
See accompanying notes.



	NOTES TO FINANCIAL STATEMENTS


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (Company) is a Delaware corporation. The Company is a corporation, organized by virtue of a merger with Trans America Enterprises, Inc., a Texas corporation, and Sea Venture Cruises, Inc. Trans America Enterprises, Inc. was the surviving company, which changed its name to Sea Venture Cruises, Inc. The Company obtained its certificate of merger from the State of Delaware on February 9, 1989. The Company changed its name to Internet Stock Exchange Corp. as of March 26, 1998.

The Company has been inactive since 1989, when it discontinued its luxury passenger and one-day cruises business. From 1989 to the present time, the Company has not actively engaged in a specific business, however, management is pursuing possible business opportunities.

Basic Net Loss Per Share

Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (FAS
109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage Company

The Company has been inactive for the past several years thus has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2.	RELATED PARTY TRANSACTIONS

On March 15, 1990, the Company issued 443,988,735 restricted common shares to M.C.K. Marine Enterprises, Inc. in exchange for a loan of $1,605,800. M.C.K. Marine Enterprises, Inc. was owned by one of the major shareholders of the Company.



NOTE 3.	INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting assets and liabilities are as follows:

                                               				Deferred Tax
	                                                   			Asset

Net operating loss carryforward	                    $		57,941
Effective tax rate		                                      	16%
			                                              _____________
	                                                      	9,271
Valuation allowance                                 	(		9,271)

                                                 _____________
		                                                 	$   		-

Statement of Financial Accounting Standard No. 109 requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance has been established since it is likely that a portion of the deferred income tax benefits will not be realized.

The Company has a net operating loss carryforward of $57,941 for federal and state income tax purposes to offset future taxable income. These losses expire in 2017.

NOTE 4.	GOING CONCERN

	As shown in the accompanying financial statements, the Company incurred net losses of $4,000 for the two years ended May 31, 1997.  As a result the
Company has a negative working capital and a deficiency in assets.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.	SUBSEQUENT EVENT

On March 15, 1998, the Board of Directors authorized a 1 for 1,000 reverse stock split, to be effective as of April 14, 1998, for all of the then issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of common stock were reduced from 494,405,953 to 494,406. The financial statements give retroactive effect to this reverse stock split.

3