Form 10KSB
period 1998-05-31
SEA VENTURE CRUISES INC/DE/
filed 1998-06-30
CIK 832517

INTERNET STOCK EXCHANGE CORP.
F/K/A SEA VENTURE CRUISES, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
May 31, 1998 and 1997














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

We have audited the accompanying balance sheets of Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (a development stage company) at May 31, 1998 and 1997, and the related statements of loss and deficit during the development stage and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (a development stage company) as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miami, Florida
June 1, 1998

INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEETS

May 31,                                     1998               1997

 ASSETS

 ASSETS                              $        -            $      -

 TOTAL ASSETS                        $        -            $      -

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
  Accrued expenses                   $     3,192           $   4,000
  Due to related parties (Note 2)          2,808                  -
   TOTAL CURRENT LIABILITIES               6,000               4,000

 DEFICIENCY IN ASSETS (NOTE 5)
  Common stock, $.1 par value, 500,000
   shares authorized, 496,087
   shares issued and outstanding          49,609              49,609
  Additional paid-in capital           3,405,103           3,405,103
  Accumulated deficit during the
   development stage (Note 4)         (3,460,712)         (3,458,712)
   TOTAL DEFICIENCY IN ASSETS             (6,000)             (4,000)

 TOTAL LIABILITIES AND DEFICIENCY
    IN ASSETS                        $        -      $            -

 See accompanying notes.



INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE


 For the years ended May 31,           1998           1997         Cumulative

 EXPENSES
  Professional fees              $    2,000   $      2,000      $      6,000

 LOSS FROM CONTINUING OPERATION  $   (2,000)  $     (2,000)     $     (6,000)

 DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES
  Discontinued development
    stage activities                     -             -          (3,454,712)

 LOSS FROM DISCONTINUED OPERATIONS       -             -          (3,454,712)

 NET  LOSS                       $   (2,000)  $    (2,000)      $ (3,460,712)

 BASIC NET LOSS PER SHARE        $   (0.004)  $    (0.004)      $     (6.976)

See accompanying notes.





















INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOWS


 For the years ended May 31,                        1998           1997

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $    (2,000)        (2,000)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Increase (decrease) in liabilities:
    Accrued expenses                                (808)         2,000
        Due to related parties                     2,808             -
    NET CASH USED BY DEVELOPMENT STAGE
      OPERATING ACTIVITIES                            -              -


 NET INCREASE IN CASH AND EQUIVALENTS
   FOR THE PERIOD AND CUMULATIVE
   DURING THE DEVELOPMENT STAGE                       -             -

 CASH AND EQUIVALENTS - BEGINNING OF PERIOD           -             -

 CASH AND EQUIVALENTS - END OF PERIOD        $        -       $     -

 See accompanying notes.



INTERNET STOCK EXCHANGE CORP.
 F/K/A SEA VENTURE CRUISES, INC.
 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF DEFICIENCY IN ASSETS

                                         Additional
                          Common Stock     Paid-in    Accumulated     Total
Description             Shares    Amount   Capital      Deficit     Deficiency

Balance May 31, 1996   496,087  $ 49,609  $ 3,405,103      $       $   (2000)
                                                      (3,456,712)
                                                                      (2,000)

Net loss for the year ended                               (2,000)     (2,000)

Balance May 31, 199    496,087    49,609    3,405,103                 (4,000)
                                                      (3,458,712)

Net loss for the year ended                    (2,000)                (2,000)

Balance May 31, 1998   496,087  $ 49,609  $ 3,405,103      $          (6,000)
                                                      (3,460,712) $

See accompanying notes.


	NOTES TO FINANCIAL STATEMENTS


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Partial payment of accrued expenses were paid by an affiliated company, through common ownership in the amount of $2,808 and is included in the "Due to related parties."


NOTE 3.	INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting assets and liabilities are as follows:

                                           				Deferred Tax
		                                               		Asset

Net operating loss carryforward                	$		59,941
Effective tax rate		                                   17%
                                                __________
                                                   10,190
Valuation allowance                            	(		10,190)
                                                __________

                                             			$	   	-

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

The Company has a net operating loss carryforward of $59,941 for federal and state income tax purposes to offset future taxable income. These losses expire in 2018.

NOTE 4.	REVERSE STOCK SPLIT

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

NOTE 5.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $6,000 for the three years ended May 31, 1998 and has been inactive since 1989. As a result the Company has a negative working capital and a deficiency in assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
2