Form 10-Q
period 1996-08-31
SEA VENTURE CRUISES INC/DE/
filed 1998-08-28
CIK 832517

U.S. Securities and Exchange Commission
                     Washington D. C. 20549

                          Form 10-QSB
                           (Mark One)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended August 31, 1996

     [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                        THE EXCHANGE ACT
      For the transition period from_________ to ________

                Commission File No.  33-21481-FW
              ___________________________________
                 Internet Stock Exchange Corp.
(Exact name of small business issuer as specified in its charter)
     Delaware                               76-0246940
(State or other jurisdiction of    (I.R.S. Employer incorporation
or organization)                             Identification No.)

   405 Central Avenue, Fifth Floor, St. Petersburg, FL  33701
            (Address of principal executive offices)

                         (813) 896-9696
                  (Issuer's telephone number)

                   Sea Venture Cruises, Inc.
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   (l)
Yes __ No   X  (2) Yes __   No   X


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by court.  Yes      _    No ____


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 496,087 as of July 16, 1998

     Transitional Small Business disclosure Format (check one):

Yes ____  No __X__



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Begin on next page.






















                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
      For the three months ended August 31, 1996 and 1995

                            CONTENTS

                                        PAGE

FINANCIAL STATEMENTS

     Balance Sheet                      F-2
     Statements of Income               F-3
     Statements of Cash Flows           F-4

NOTES TO FINANCIAL STATEMENTS           F-5 to F-6






























                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                (A Development Stage Company)
                         BALANCE SHEET
                        August 31,1996

 ASSETS

 ASSETS                            $            -
 TOTAL ASSET                       $            -

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
 Accrued expenses                  $         2,500
 TOTAL CURRENT LIABILITIES                   2,500

 DEFICIENCY IN ASSETS(NOTE 5)
 Common stock, $.1 par value,
   500,000 shares authorized,
   496,087  shares issued and
   outstanding (Note 4)                     49,609
 Additional paid-in capital              3,405,103
 Accumulated deficit during the
   development stage                    (3,457,212)

 TOTAL DEFICIENCY IN ASSETS                 (2,500)

 TOTAL LIABILITIES AND DEFICIENCY
   IN ASSETS                       $            -

 See accompanying notes.














                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE
                       DEVELOPMENT STAGE
             For the three months ended August 31,


                         1996      1995      Cumulative
EXPENSES
 Professional fees       $ 500     $  -      $      2,500
 LOSS FROM CONTINUING
  OPERATIONS              (500)       -            (2,500)

DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES
 Discontinued
  development stage
  activities                  -        -       (3,454,712)
LOSS FROM DISCONTINUED
  OPERATIONS                  -        -       (3,454,712)

NET  LOSS                $(500)    $   -     $ (3,457,212)

BASIC NET LOSS PER
  SHARE                  $(0.001) $    -     $     (6.969)

 See accompanying notes.

















                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
             For the three months ended August 31,



                              1996      1995      Cumulative
 CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                   $(500)       -      (2,500)
 Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Increase (decrease)
       in liabilities:
         Accrued expenses       500        -       2,500

 NET CASH USED BY
   DEVELOPMENT STAGE
   OPERATING ACTIVITIES           -        -         -


 NET INCREASE IN CASH AND
   EQUIVALENTS FOR THE PERIOD
   AND CUMULATIVE DURING THE
   DEVELOPMENT STAGE              -        -         -

CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD             -        -         -

CASH AND EQUIVALENTS -
  END OF PERIOD               $   -     $  -      $  -

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



NOTE 3.   INCOME TAXES

Statement of Financial Accounting Standard No. 109 requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. Although the Company has a substantial net operating loss carryforward, a valuation allowance has been established equal to the carryforward, since it is likely that a significant portion of the deferred income tax benefits will not be realized.

The Company has a net operating loss carryforward of approximately $2,855,000 for federal and state income tax purposes to offset future taxable income. These losses expire in 2018.

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

NOTE 5.   GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred net losses since inception and has been inactive since 1989. As a result the Company has a negative working capital and a deficiency in assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of
Operation

The Company intends to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since the Company has no assets, the Company will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, the Company will incur only minor expenses, such as its audit fees, which may be funded by advances from the majority stockholder.

Pursuant to the requirement of Section 13 or 15(d) of the Securties of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         Sea Venture Cruises, Inc.


DATED:    July 16, 1998



By:  /s/    Anastasios Kyriakides
            Anastasios Kyriakides
            (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dtes indicated.


DATED:    July 16, 1998

By:  /s/  Anastasios Kyriakides
          Anastasios Kyriakides,Chairman of the Board, Director, President




INDEX TO EXHIBITS

EXHIBITS

27.1         Financial Data Schedule