Form 10-Q
period 1997-08-31
SEA VENTURE CRUISES INC/DE/
filed 1998-08-28
CIK 832517

U.S. Securities and Exchange Commission
                     Washington D. C. 20549

                          Form 10-QSB
                           (Mark One)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended August 31, 1997

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

Yes ____  No __X__



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Begin on next page.






















                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
      For the three months ended August 31, 1997 and 1996

                            CONTENTS

                                        PAGE

FINANCIAL STATEMENTS

     Balance Sheet                      F-2
     Statements of Income               F-3
     Statements of Cash Flows           F-4

NOTES TO FINANCIAL STATEMENTS           F-5 to F-6






























                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                (A Development Stage Company)
                         BALANCE SHEET
                        August 31,1997

 ASSETS

 ASSETS                            $            -
 TOTAL ASSET                       $            -

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
 Accrued expenses                  $         4,500
 TOTAL CURRENT LIABILITIES                   4,500

 DEFICIENCY IN ASSETS(NOTE 5)
 Common stock, $.1 par value,
   500,000 shares authorized,
   496,087  shares issued and
   outstanding (Note 4)                     49,609
 Additional paid-in capital              3,405,103
 Accumulated deficit during the
   development stage                    (3,459,212)

 TOTAL DEFICIENCY IN ASSETS                 (4,500)

 TOTAL LIABILITIES AND DEFICIENCY
   IN ASSETS                       $            -

 See accompanying notes.














                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE
                       DEVELOPMENT STAGE
             For the three months ended August 31,


                         1997      1996      Cumulative
EXPENSES
 Professional fees       $ 500     $  500    $      4,500
 LOSS FROM CONTINUING
  OPERATIONS              (500)      (500)         (4,500)

DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES
 Discontinued
  development stage
  activities                  -          -     (3,454,712)
LOSS FROM DISCONTINUED
  OPERATIONS                  -          -     (3,454,712)

NET  LOSS                $(500)   $  (500)   $ (3,459,212)

BASIC NET LOSS PER
  SHARE                  $(0.001) $ (0.001)  $     (6.973)

 See accompanying notes.

















                 Internet Stock Exchange Corp.
                f/k/a Sea Venture Cruises, Inc.
                 (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
             For the three months ended August 31,



                              1997      1996      Cumulative
 CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                   $(500)    (500)     (4,500)
 Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Increase (decrease)
       in liabilities:
         Accrued expenses       500      500       4,500

 NET CASH USED BY
   DEVELOPMENT STAGE
   OPERATING ACTIVITIES            -        -         -


 NET INCREASE IN CASH AND
   EQUIVALENTS FOR THE PERIOD
   AND CUMULATIVE DURING THE
   DEVELOPMENT STAGE               -        -         -

CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD              -        -         -

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