Form 10KSB/A
period 1998-08-31
INTERNET STOCK MARKET RESOURCES INC
filed 1998-12-01
CIK 832517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
                                 Amendment 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998

Commission file Number 33-21481-FW

                    INTERNET STOCK MARKET RESOURCES CORP.
            (Exact name of registrant as specified in its charter)

          Delaware                                     76-0246940
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                     Identification Number)

        405 Central Avenue, Fifth Floor, St. Petersburg, Florida 33701
                             Tel: (713) 445-0020

Securities registered pursuant to Section 12(b) of the act:  NONE

         Securities registered pursuant to section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $0.001 PER SHARE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 Days.   Yes____   No__X__

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Page 1 of 20 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 11 of the sequential numbering system.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on May 31, 1998 was $86,024, based on 43,012 shares held by non-affiliates.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

       CLASS                      NUMBER OF SHARES OUTSTANDING ON:
    ------------                            May 31, 1998
    Common Stock                  --------------------------------
 par value $0.0001                             494,406

                     DOCUMENTS INCORPORATED BY REFERENCE

  (1)  By-laws of Trans America Enterprises.

  (2)  Amendment to the Articles of Incorporation of Sea Venture Cruises, Inc.


                                    PART I

ITEM 1.  BUSINESS.

The Company is currently dormant and, therefore, has not yet become operational. At the present time, Registrant is preparing for merger with a private, closely-held company engaged in internet information services related to providing corporate profiles and stock quotations.

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                                                [Page 2 of 20]

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

  (1) (i) The principal United States market in which the Registrant's Common Stock has been traded is the Over the Counter (OTC) Electronic Bulletin Board Service of the National Association of Securities Dealers
(NASD). The Registrant's Common Stock began trading in 1989 under the symbol, SVCR. Through the Fourth Quarter of fiscal 1998, the high sales price was $5.00 (adjusted for a 1-for-1000 reverse-split) and the low sales price was $0.0001. The Registrant's market makers include Sharp Capital, Weinn Securities, Hill Thompson Securities, Paragon Securities, National Capital Securities, Nite Securities, and Agean listing under the symbol "ISMR" as of May 10, 1995. The Registrant's Common Stock currently trades under the symbol ISMR.

     (ii) The Company's Common stock, under the symbol "ISMR," has experienced sales of stock at a high of $5.00 and a low of $0.0001.


ITEM 6.  SELECTED FINANCIAL DATA.

As of fiscal year-end 1997, the corporate books and records of the Registrant reflected 494,405,953 shares of Common, voting stock issued and outstanding. Of this amount, 20,737,571 were under the nominee Cede & Co. on deposit at Depository Trust Corporation; the balance of 473,668,382 was, in part, the result of the merger of Trans America Enterprises, Inc. (the predecessor in business) with Sea Venture Cruises, Inc., and also, in part, the result of debt-to-equity conversions.

On April 14, 1998 the Registrant executed a reverse-split of all shares of Common Stock of the corporation on a one for one thousand (1-for-1000) basis, with fractional shares being canceled. This reverse-split resulted in the total number of shares issued and outstanding becoming 487,001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

As described below, the Registrant is, at the date of this filing, dormant, meaning, as such, that it has not yet become operational or conducted any business so as to become an income-producing entity.

Shortly after inception in 1988, the Registrant filed with the United States Securities and Exchange Commission a registration statement on Form S-18, effectively causing the corporation to become a reporting entity under
Section 12(g) of the Securities Exchange Act of 1934. On February 9, 1989, the Company was merged with Sea Venture Cruises, Inc., a close, Delaware corporation, in a tax-free reorganization which resulted in the re-domiciling of the corporation from Texas to Delaware. Trans America Enterprises, Inc., the specifically- named surviving corporation of the merger, changed its name to Sea Venture Cruises, Inc., and conducted business as such until March of 1998. As of fiscal year-end 1997, and further, as of March of 1998, the records of the Registrant reflected 494,405,953 shares of Common, voting stock issued and outstanding. This issued and outstanding Common Stock was the result of three events: first, the Issue of Common Stock shares pursuant
                                                                [Page 3 of 20]
to the Form S-18 described above; second, the merger of Trans America Enterprises, Inc. with Sea Venture Cruises, Inc.; and third, debt-to-equity conversions carried out by the Registrant in the normal course of business. Because of a lack of success in the cruise business, the Registrant began to seek a merger partner in a new line of enterprise. Determining that substantial opportunities existed in the burgeoning area of Internet information services, certain principals of the Registrant began developing a separate, private, Florida corporation called Internet Stock Market Resources Corp. which was engaged in providing information on the World Wide Web through a Web site with the URL http://www.internetstockexchange.com. On March 26, 1998, the Registrant's name was change by amendment to the (Amended) Articles of Incorporation to Internet Stock Exchange Corp. On April 14, 1998 the Registrant executed a reverse-split of all shares of Common
Stock of the corporation on a one for one thousand (1-for-1000) basis, with fractional shares being canceled. This reverse-split resulted in the total number of shares issued and outstanding becoming 487,001.

Subsequent to the date of this filing on Form 10-KSB, on August 17, 1998, the Registrant changed its name to Internet Stock Market Resources Corp., and subsequently announced that it had merged with the private, close
Florida corporation of the same name. The financial statements of the surviving corporation will reflect the activity of the dormant, public entity through the August 31, 1998 end of reporting period. Consolidated financial statements will be presented commencing with the period commencing September 1, 1998. The corporation has, since inception to the end of the current fiscal year on May 31, 1998, realized an accumulated deficiency in assets of $6,000. The Registrant anticipates this deficiency remaining during the first quarter of the new fiscal year, but not thereafter, since the private, Florida corporation being merged into the Registrant has earned, and expects to continue to earn, positive revenues from its operations, and these revenues will be reflected in the consolidated statements of the surviving corporation, whose financial statements will be presented in subsequent filings for the Registrant commencing with the second quarter (i.e., the three months ending November 30, 1998).

The Registrant did not make filings on Form 10-K, 10-Q, or 8-K during the period from 1990 to 1997, at which time Management of the Company entered into discussions with the Securities and Exchange Commission (the "Commission") concerning the rectification of this matter. During the course of these discussions, the representative for the Registrant obtained verbal, but not written, confirmation from the Commission that the Registrant qualified under Regulation S-B; as such, the Registrant herewith files on Form 10-KSB, and will subsequently file under applicable provisions of Regulation S-B until such time as Management determines that the Registrant should file otherwise.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Registrant's financial condition has not changed materially from May 31, 1997 to date herewith provided, except for the recognition of an increase in Deficiency in Assets from ($4,000) to ($6,000), representing the nominal incurrence of costs related to development stage-type activities. To the extent that the Company has incurred minor, continuing expenses without any revenues having been generated, and notwithstanding subsequent events described in the Management Discussion and Analysis, above and in the Notes to the Financial Statements appended below, shareholders' equity has suffered proportionately. Because of the Registrant's inability thus far to commence revenue-generating operations, there are no assurances that the Company will be able to fully carry out its plans and to continue as a going concern.
                                                                [Page 4 of 20]

See Exhibit 99 for the Financial Statements.

See Exhibit 27 for the summary Financial Data Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Subsequent to the end of the fiscal year on May 31, 1998, and subsequent also to the date of the audit of the financial statements incorporated herewith, consultants to the Registrant determined that the Registrant's fiscal year end has actually always been, according to the Company's By-laws, on December 31 of each year, and that this fiscal year end had never been changed by amendment to said By-laws, nor by any other mechanism. Consultants and accountants have concluded that the May 31 fiscal year end was erroneously adopted as a result of a misinterpretation of the merger agreement between the Registrant and Sea Venture Cruises, Inc. in 1989 (see Part II, Item #7) by the Registrant's accounting firm (which was subsequently discharged without prejudice for unrelated reasons). Although Management believes that this discrepancy has no material effect on the essential character of the financial situation of the Registrant, nor on the accuracy or adequacy of its representations to the public, in general, or to its shareholders, in particular, the consultants to the Registrant have recommended that the discrepancy be - at a minimum - rectified for future reporting purposes by having a "stub" year audit prepared at December 31, 1998, and thereafter maintaining a fiscal year conforming with the calendar year as specified in the Registrant's By-laws. Registrant's auditing accountants have expressed the opinion that, should the Registrant be required to have previous years' financial statements re-prepared and re-audited to conform with a December 31 fiscal year end, the cost would be unduly burdensome to the Registrant. Auditing accountants also express the judgment that, because more than a decade of representations have been made under the May 31 fiscal year end, and because many of these representations have been made in public disclosures, a continuity has been established in the record which would be unnecessarily disrupted by an attempt to alter the reported fiscal year end so long after the discrepancy had originated. Because of the nature of the relationship between the auditing accountants and the Registrant, Management will preserve the currently used fiscal year end of May 31 until such time (when and if) due cause is shown that the benefits of rectification outweigh the substantial costs, both direct and indirect, which would be incurred.
                                                                [Page 5 of 20]

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) (b)  Directors and Officers:  Identification of Directors and Officers.

The members of the Board of Directors of the Registrant are elected for a one year term by the shareholders at each annual meeting. Officers are elected by the Directors for a one year term at each annual meeting, or until otherwise replaced by the Board of Directors. The following table sets forth certain information with respect to the Officers and Directors of the Registrant.

Name                  Age  Other Office Held         Term        Period Served
--------------------  ---  -------------------  --------------   -------------
Anastasio Kyriakides  50   Chairman, Secretary  Until Next ASM*     11 years
John R. Bramis        50   President            Until Next ASM*      6 months
John Karavasiles      50   Vice President       Until Next ASM*      6 months

*ASM=Annual Shareholders Meeting

(c)  Identification of Certain Significant Employees.  None.

(d)  Family Relationships of All Officers and Directors.  None.

(e)  Business Experience of All Officers and Directors.

  (1)  Background during last 5 years.

  Anastasio Kyriakides serves as Chairman and Secretary of the Registrant. Mr. Kyriakides has been associated with the Company since its inception, as well as having been involved in a number of other enterprises. Over the past five years, Mr. Kyriakides has been primarily involved in the development of the Company, first under the name Sea Venture Cruises, Inc., and then under its current name, Internet Stock Market Exchange Corp. Mr. Kyriakides has also been involved in the development of the private, Florida corporation Internet Stock Market Resources Corp., a provider of corporate information on the Internet.

  John R. Bramis serves as Chairman of the Registrant. Dr. Bramis has agreed to serve in this capacity until such time as his current term expires. Dr. Bramis holds a Medical Doctorate (M.D.). Dr. Bramis is a physician who has primarily been engaged, for many years, in the practice of medicine in Florida.

  John Karavasiles serves as Vice Chairman of the Registrant. Dr.
Karavasiles has agreed to serve in this capacity until such time as his current term expires. Dr. Karavasiles holds a Medical Doctorate (M.D.). Dr. Karavasiles is also a physician, and has been primarily engaged, for a number of years, in the practice of medicine in Florida.

  (2)  Directorships.

  (a) Anastasio Kyriakides does not serve as a director of any other public corporation.

  (b) John R Bramis does not serve as a director of any other public corporation.

  (c) John Karavasiles does not serve as a director of any other public corporation.
                                                                [Page 6 of 20]

  (f)  Involvement in Certain Legal Proceedings.   None.

  (g)  Promoters and Control Persons.

       (i)   Promoters.  None

       (ii)  Control Persons.

             M.C.K. Marine, Inc., a Liberian corporation*.

                  *Note: Anastasio Kyriakides, an officer and director of the
                         Registrant, has controlling interest in M.C.K. Marine Enterprises, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

None.
                                                                [Page 7 of 20]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Certain Beneficial Owners.

(1) Title of   (2) Name and Address   (3) Amount and Nature  (4) Percent
    Class        Of Beneficial Owner       Of Beneficial        of Class
                                            Ownership
-------------  ---------------------  ----------------------  -----------
Common Stock   M.C.K. Marine                 443,989             89.9%


(b)  Security Ownership of Management.

(1) Title of        (2) Name of       (3) Amount and Nature    (4) Percent
     Class        Beneficial Owner         Of Beneficial          of Class
                                            Ownership
------------   --------------------     -------------------     ------------

None.

  Note: As a group, the officers and directors beneficially own approximately 443,989 shares.

(c)  Changes in Control.   None.

                                                                [Page 8 of 20]

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of the report:

  (1)  Financial Statements

(b)  Reports on Form 8-K.

None.

(c)  Exhibits:

  (1)  Financial Statements (Exhibit 99.2)

  (2)  Financial Data Schedule (Exhibit 27)
                                                                [Page 9 of 20]

                               SIGNATURES


Pursuant of the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         Internet Stock Exchange Corp.
                                         (Registrant)



DATE:     11/11/98                       By: /s/ Anastasio Kyriakides
                                         ----------------------------
                                         Anastasio Kyriakides
                                         President/Director

                                                               [Page 10 of 20]

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule
              99.2        Financial Statements Audited at May 31, 1998

                                                               [Page 11 of 20]