Form 10QSB
period 1998-08-31
INTERNET STOCK MARKET RESOURCES INC
filed 1998-12-03
CIK 832517

Form 10-QSB
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998

[ ] Transition report pursuant section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ........... to..........

Commission file number: 33-21481-FW

                      Internet Stock Market Resources Corp.
       (Exact name of small business issuer as specified in its charter)

               Delaware                               76-0246940
    (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)               Identification No.)

        405 Central Avenue, Fifth Floor, St. Petersburg, Florida 33701
                   (Address of principal executive offices)

                                (727) 896-9696
                          (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer

          (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and
          (2) has been subject to such filing requirements for the past 90 days. Yes......  No...X...

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 496,989

Transitional Small Business Disclosure Format (check one): Yes..... No...X...

Page 1 of 17 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 15 of the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Internet Stock Market Resources Corp.
          (hereinafter referred to as the "Registrant" or "Company")

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of August 31, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

As discussed in the Notes to these financial statements, these statements have been prepared on the presumption that the Company is and will remain a going concern. The Registrant's long-term survival, and its ability to generate revenues from operations is contingent upon generating sufficient revenues from operations, including the sale of its services. Moreover, even if the Company generates revenues from operations sufficient to meet its short-term obligations, the Company may find it necessary to raise significant capital from outside sources; the likelihood of this acquisition of capital is uncertain, and the Registrant cannot assure success in so doing. If Registrant does not receive suitable funding, the Company will continue to rely on revenues that it will realize through its new business. This may mean that the Company will incur losses in many months, and could be unable to continue as a going concern. The accompanying financial statements do not include any provisions for the outcome of this uncertainty.

                                                                [Page 2 of 17]

INTERNET STOCK MARKET RESOURCES CORP.
f/k/a Internet Stock Exchange Corp.

BALANCE SHEETS
at August 31,

                                        1998                1997

ASSETS

ASSETS                           $        -         $         -
TOTAL ASSETS                     $        -         $         -

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
Accrued expenses                 $     3,192        $      4,000
Due to related parties (Note 2)        2,808                  -
TOTAL CURRENT LIABILITIES              6,000               4,000

DEFICIENCY IN ASSETS (NOTE 5)
Common stock, $.1 par value,
50,000,000 shares authorized,
496,087 shares issued and
outstanding (Note 4)                      50                  50
Additional paid-in capital         3,454,662           3,454,662
Accumulated deficit during
the development stage (Note 5)    (3,460,712)         (3,458,712)

TOTAL DEFICIENCY IN ASSETS            (6,000)             (4,000)

TOTAL LIABILITIES AND
DEFICIENCY IN ASSETS              $      -           $        -

See accompanying notes.
                                                                [Page 3 of 17]

INTERNET STOCK MARKET RESOURCES CORP.
f/k/a Internet Stock Exchange Corp.
(A Development Stage Company)

STATEMENTS OF ACCUMULATED LOSS AND DEFICIT DURING THE DEVELOPMENT STAGE
For the fiscal years ended May 31, and for the quarter ended August 31, 1998

                                                                First Quarter
                             1996         1997         1998          1998
Cumulative EXPENSES
Professional fees        $  2,000     $  2,000   $    6,000   $     6,000
LOSS FROM CONTINUING
OPERATIONS               $ (2,000)    $ (2,000)  $   (6,000)  $    (6,000)
DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES
Discontinued development
    stage activities          -            -      (3,454,712)  (3,454,712)
LOSS FROM DISCONTINUED
    OPERATIONS                -            -      (3,454,712)  (3,454,712)
NET  LOSS                  (2,000)      (2,000)   (3,460,712)  (3,460,712)
BASIC NET LOSS PER SHARE $ (0.004)    $ (0.004)  $    (6.976)      (6.976)

See accompanying notes.
                                                                [Page 4 of 17]

INTERNET STOCK MARKET RESOURCES CORP.
f/k/a Internet Stock Exchange Corp.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the quarters ended August 31,

                                1998                     1997

CASH FLOWS FROM OPERATING
    ACTIVITIES
Net loss                 $    (    0)                     (500)*
Adjustments to reconcile
net loss to net cash
provided by operating
activities:

Increase (decrease) in
liabilities:
Accrued expenses              (    0)                    2,000
Due to related parties             0                       -

NET CASH USED BY DEVELOPMENT
STAGE OPERATING ACTIVITIES        -                        -
NET INCREASE IN CASH AND
EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                 -                        -
CASH AND EQUIVALENTS -
   BEGINNING OF PERIOD            -                        -
CASH AND EQUIVALENTS -
   END OF PERIOD         $        -                $       -

*One-quarter of fiscal year total of ($2,000)

See accompanying notes.
                                                                [Page 5 of 17]

INTERNET STOCK MARKET RESOURCES CORP.
f/k/a Internet Stock Exchange Corp.
(A Development Stage Company)


STATEMENTS OF DEFICIENCY IN ASSETS

                    Common    Par     Additional   Accumulated      Total
                    Stock    Value     Paid-in       Deficit      Deficiency
Balance
  May 31, 1996      496,087  $ 50    $ 3,454,662  $ (3,456,712)   $ (2,000)

Balance
  May 31, 1997      496,087    50      3,454,662    (3,458,712)     (4,000)

Balance
  May 31, 1998      496,087    50      3,454,662    (3,460,712)     (6,000)

Balance
  August 31, 1998   496,087    50      3,454,662    (3,460,712)     (6,000)

See accompanying notes.

                                                                [Page 6 of 17]

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Internet Stock Market Resources, Inc. f/k/a Internet Stock Exchange Corp. f/k/a Sea Venture Cruises, Inc. (the "Company") is a Delaware corporation. The Company is a corporation organized by virtue of a merger of Sea Venture Cruises, Inc., a close, Delaware corporation with and into Trans America Enterprises, Inc., a public, Texas corporation which had previously registered on Form S-18 with the United States Securities and Exchange Commission an issue of its Common Stock. The Company obtained its certificate of merger from the State of Delaware on June 14,1989, effectively making the Company a Delaware corporation. The Company has been inactive since 1989, when it discontinued its luxury passenger and one-day cruises business. From 1989 to the present time, the Company has not actively engaged in a specific business. The Company changed its name to Internet Stock Exchange Corp. as of March 26, 1998, and subsequently changed its name to Internet Stock Market Resources, Inc. The Company has entered into a plan and agreement of merger whereby a close, Florida corporation will merge with and into the Company; the closing of this merger is set for September 1, 1998. The merger agreement contemplates the acquisition by the Company of one hundred percent (100%) of the private corporation in exchange for two million (2,000,000) shares of unregistered (and, therefore, restricted) Common Stock of the Company.

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

Development Stage Company

The Company has been inactive for the past several years, and thus has not yet generated any revenues. As such, it is considered a development stage company. (See, however, Note 6, below).
                                                                [Page 7 of 17]

Suspension of Recognition of Activities

In contemplation of the merger noted above, and because such entries would be immaterial, Management has chosen to not recognize any expenses realized by or accruing to the Company during the first quarter of the current fiscal year. Subsequent to the closing of the merger on September 1, 1998, which coincides with the beginning of the Company's second quarter, Management will institute a new accounting regimen consistent with reporting of financial information by public companies. Also, commencing with the second quarter of the current fiscal year, Management will present consolidated financial statements of the surviving corporation on a pro forma basis from the beginning of the current fiscal year.

NOTE 2.   RELATED PARTY TRANSACTIONS

On March 15, 1990, the Company issued 443,988,735 restricted common shares to M.C.K. Marine Enterprises, Inc. in exchange for a loan of $1,605,800. M.C.K. Marine Enterprises, Inc. was owned by one of the major shareholders of the Company.

Partial payment of accrued expenses were paid by an affiliated company, through common ownership, in the amount of $2,808 and is included in the "Due to related parties."

NOTE 3.   INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting assets and liabilities are as follows:
                                 Deferred Tax
                                 Asset

Net operating loss carryforward                $    2,854,686
Effective tax rate                                         39%
                                                    1,113,328
Valuation allowance                                (1,113,328)

               $         -

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

NOTE 4.   REVERSE STOCK SPLIT

On March 15, 1998, the Board of Directors authorized a 1 for 1,000 reverse stock split, to be effective as of April 14,1998, for all of the then issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of Common Stock were reduced from 494,405,953 to 494,406. The financial statements give retroactive effect to this reverse stock split.
                                                                [Page 8 of 17]

NOTE 5.   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $6,000 for the three years ended May 31, 1998 and has been inactive since 1989. Because only immaterial financial activity was realized in this first quarter of the current fiscal year, the Company's incurred net losses remain at $6,000. As a result the Company has a negative working capital and a deficiency in assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.   SUBSEQUENT EVENTS

As detailed above in Note 1, the Company has entered into a plan and agreement of merger of a close, Florida corporation of substantially the same name with and into the Company. Because the acquired Company generates revenues sufficient to be considered a "going concern," it is the judgment of Management that, commencing with the second quarter, the Company will be operational. Pursuant to the nature of the merger, which contemplates the acquisition of one hundred (100%) of the private, operational corporation's equity, Management will present, commencing with the second quarter of the current fiscal year, financial statements of the (public, Delaware) surviving corporation consolidated to include the assets, liabilities, revenues, and expenses of the two pre-existing corporations as a single accounting entity.
                                                                [Page 9 of 17]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As described below, the Registrant is, at the date of this filing, dormant, meaning; as such, it has not yet become operational or conducted any business so as to become an income-producing entity. As disclosed in Item 3 of Part II, below, the Registrant has received the approval of its shareholders to merge with the close, Florida corporation called Internet Stock Market Resources, Inc., an operating company engaged in providing corporate information (including company profiles and stock quotes) on the Internet.

Shortly after inception in 1988, the Registrant filed with the United States Securities and Exchange Commission a registration statement on Form S-18, effectively causing the corporation to become a reporting entity under Section 12(g) of the Securities Exchange Act of 1934. On February 9, 1989, the Company was merged with Sea Venture Cruises, Inc., a close, Delaware corporation, in a tax-free reorganization which resulted in the re-domiciling of the corporation from Texas to Delaware. Trans America Enterprises, Inc., the specifically-named surviving corporation of the merger, changed its name to Sea Venture Cruises, Inc., and conducted business as such until March of 1998. As of fiscal year-end 1997, and further, as of March of 1998, the records of the Registrant reflected 494,405,953 shares of Common, voting stock issued and outstanding. This issued and outstanding Common Stock was the result of three events: first, the Issue of Common Stock shares pursuant to the Form S-18 described above; second, the merger of Trans America Enterprises, Inc. with Sea Venture Cruises, Inc.; and third, debt-to-equity conversions carried out by the Registrant in the normal course of business.

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

On August 17, 1998, the Registrant changed its name to Internet Stock Market Resources Corp., and subsequently announced that it had merged with the private, close Florida corporation of substantially similar name. The financial statements of the surviving corporation reflect the activity of the dormant, public entity through the August 31, 1998 end of reporting period. Consolidated financial statements will be presented commencing with the period beginning September 1, 1998. The corporation had, since inception to the end of the fiscal year ending on May 31, 1998, realized an accumulated deficiency in assets of $6,000. During this, the first quarter of the new fiscal year, the Registrant has realized minimal costs, and so its financial condition has not changed materially from that reported for the fiscal year ending May 31, 1998. The Registrant anticipates that this deficiency will not remain beyond the current reporting period (quarter), since the private, Florida corporation being merged into the Registrant has earned, and expects to continue to earn, positive revenues from its operations, and these revenues will be reflected in the consolidated statements of the surviving corporation, whose financial statements will be presented in subsequent filings for the Registrant commencing with the second quarter of the current fiscal year.
                                                               [Page 10 of 17]

The Registrant did not make filings on Form 10-K, 10-Q, or 8-K during the period from 1990 to 1997, at which time Management of the Company entered into discussions with the Securities and Exchange Commission (the "Commission") concerning the rectification of this matter. During the course of these discussions, the representative for the Registrant obtained verbal, but not written, confirmation from the Commission that the Registrant qualified under Regulation S-B; as such, the Registrant file Form 10-KSB for its fiscal year ending May 31, 1998 (followed by two amendments thereto), and will continue to file under applicable provisions of Regulation S-B until such time (when and if) as Management determines that the Registrant should file otherwise.
                                                               [Page 11 of 17]

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) If the instruments defining the rights of the holders of any class of registered securities have been materially modified, give the title of the class of securities involved and state briefly the general effect of such modification upon the rights of holders of such securities.

No instrument defining the rights of any holder of any class if securities of the Registrant has been materially modified during the reporting period.

   (b) If the rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities, state briefly the general effect of the issuance or modification of such other class of securities upon the rights of the holders of the registered securities.

No rights evidenced by any class of registered securities of the Registrant have been materially limited or modified during the reporting period.

   (c) Furnish the information required by Item 701 of Regulation S-B
(Section 228.701 of this chapter) as to all equity securities of the Registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act.

No securities were sold during the period. With respect to a merger between the Registrant and a close, Florida corporation (see Part I, Item 2), two million (2,000,000) shares of the Registrant's Common Stock will be issued to the shareholders of the acquired entity (see Part II, Item 4(c), below). These securities will be unregistered, and will therefore be "restricted" as that term is meant under 17 CFR Section 230.144. The closing of this merger is planned for September 1, 1998, which is the first day of the second quarter. Because the closing of this merger occurs in the second quarter of the Registrant's current fiscal year, that issue of securities of the Registrant will be noted again in the 10-QSB to be filed for the second quarter, ending on November 30, 1998, of the Registrant's current fiscal year.

   (d) If required pursuant to Rule 463(17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-B.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

                                                               [Page 12 of 17]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

If any matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise, furnish the following information.

  (a) The date of the meeting and whether it was an annual or special meeting.

  August 19, 1998; Special Shareholders' Meeting.

  (b) If the meeting involved the election of directors, the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

   Not applicable.

  (c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

   Registrant submitted to the shareholders for their approval a merger of the close, Florida corporation Internet Stock Market Resources, Inc. with and into the Registrant. The proposal was represented to the shareholders as a "pooling of interest" with the Registrant issuing, upon closing (subsequent to the current reporting period), two million (2,000,000) unregistered, restricted shares of Common Stock of the Registrant. The acquisition target was represented to the shareholders as an operating company. It was further disclosed to the shareholders that the acquisition target was controlled by Anastasio Kyriakides, President and chief executive officer of the Registrant. The percentage of voting shares voting in favor of the merger plan was 80%.


  (d) A description of the terms of any settlement between the registrant and any other participant (as defined in Rule 14a-11 of Regulation A under the Exchange Act) terminating any solicitation subject to Rule 14a-11, including the cost or anticipated cost to the registrant.

  Not applicable.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

      None.
                                                               [Page 13 of 17]

                               SIGNATURES


Pursuant of the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         Internet Stock Exchange Corp.
                                         (Registrant)



DATE:     11/15/98                       By: /s/ Anastasio Kyriakides
                                         ----------------------------
                                         Anastasio Kyriakides
                                         President/Director


                                                               [Page 14 of 17]

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule

                                                               [Page 15 of 17]