Form 10QSB
period 1998-11-30
INTERNET STOCK MARKET RESOURCES INC
filed 1999-01-22
CIK 832517

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

Check whether the issuer

          (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and
          (2) has been subject to such filing requirements for the past 90 days. Yes..X...  No.......

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1998: 11,340,000

Transitional Small Business Disclosure Format (check one): Yes.....  No...X...

Page 1 of 15 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 13 of the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Internet Stock Market Resources Corp.
           (hereinafter referred to as the "Registrant" or "Company")

Registrant prepared the accompanying unauditedfinancial statements from its own booksand records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of November 30, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                                                                [Page 2 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

BALANCE SHEETS

                                            As of                 As of
                                      November 30, 1998     November 30, 1997

ASSETS

CURRENT ASSETS
Cash on hand                            $        909                 1,755
Cash in bank                                  95,693                   220
Accounts receivable                           49,307                18,342
Allowance for doubtful accounts               (2,143)                    0
Loans to stockholders                              0                21,558
                                             -------               -------
   Total current assets                      143,766                41,875

PROPERTY AND EQUIPMENT
Fixtures and equipment                        56,489                53,525
Less:  Accumulated depreciation              (11,105)                    0
                                             -------                ------
   Total property and equipment               45,384                53,525

OTHER ASSETS
Deposits                                         500                   500
Less: Accumulated amortization                   (30)                    0
                                                 ---                   ---
   Total other assets                            470                   500
                                             -------               -------

Total assets                                 189,620                95,900
                                            ========               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                              22,804                 4,389
Note payable (6% interest)                   880,000                     0
Income taxes payable                           5,928                     0
Accrued compensation                             400                     0
Accrued professional fees                      6,000                 1,192
Deferred income taxes                         33,397                32,663
                                             -------               -------
   Total current liabilities                 948,529                38,244

LONG-TERM LIABILITIES
                                                  --                    --
   Total long-term liabilities                     0                     0


SHAREHOLDERS' EQUITY (DEFICIENCY
IN ASSETS)
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 11,340,000 and
     10,500,000 shares outstanding             1,134                 1,050
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding              0                     0
Additional Paid-in capital                 2,654,578             3,454,662
Retained earnings                         (3,414,621)           (3,398,056)
                                          ----------            ----------
   Total shareholders' equity               (758,909)               57,656

Total liabilities and stockholders'
     equity                                   189,620               95,900
                                             ========              =======

See accompanying notes.
                                                                [Page 3 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

INCOME STATEMENTS

                                   6 Months Ended         6 Months Ended
                                  November 30, 1998      November 30, 1997

REVENUES
Sales revenues                       $   97,361                225,420
                                        -------               --------
   Total revenues                        97,361                225,420

EXPENSES
Advertising                               3,355                  7,779
Amortization                                 30                      0
Auto and truck                              209                  2,000
Bank charges                              1,050                    611
Commissions                              30,158                 62,369
Computer Website fees                     2,784                  4,378
Depreciation                              5,553                      0
Dues and subscriptions                        0                    675
Meals and entertainment                   2,147                  2,351
Gifts                                       158                    273
Insurance                                 2,380                  3,123
Interest                                 11,392                      0
Laundry and cleaning                        118                     41
Licenses and fees                           357                     95
Miscellaneous                             5,459                  1,688
Office expense                            3,682                  8,573
Outside services                            650                      0
Printing                                    207                    949
Professional fees                        69,473                  5,727
Promotional expense                           0                  3,389
Postage                                   2,205                  1,568
Rent                                      6,741                  6,118
Repairs and maintenance                       0                  1,752
Salaries and wages                       11,200                      0
Security                                      0                    674
Supplies                                    658                  2,787
Taxes - payroll                             999                      0
Telephone                                10,637                 14,344
Trading fees                              3,527                      0
Travel                                    3,020                    837
                                       --------               --------
   Total expenses                       178,149                132,101
                                       --------               --------

EARNINGS BEFORE TAXES                  (80,788)                 93,319

   Income taxes (credits)              (28,275)                 32,663
                                      ---------               --------

NET INCOME (LOSS)                      (52,513)                 60,656


BASIC NET INCOME (LOSS)
   PER COMMON SHARE                    (0.0046)                 0.0058

See accompanying notes.
                                                                [Page 4 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF CASH FLOWS
                                           November 30,       November 30,
                                               1998               1997

CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                           $ (52,513)            60,656

Adjustments to reconcile cash flow:
Depreciation                                    5,553                  0
Decrease (increase) in current assets:
     Accounts receivable                        3,877            (18,342)
     Interest receivable                        4,920                  0
     Loans to stockholders                     56,506            (28,079)
     Deferred income taxes                    (34,203)            32,663
Increase (decrease) in current liabilities:
     Accounts payable                          27,025              4,389
     Accrued compensation                         400                  0
     Accrued professional fees                  6,000              1,192
                                              -------            -------
        Total adjustments                      70,078             (8,177)
                                              -------            -------
        Cash provided (used) by operations     17,565             52,479


CASH FLOW FROM INVESTING ACTIVITIES

Sales (purchases) of assets:
    Purchases of assets                          (963)           (50,950)
                                                 ----            -------
        Cash provided (used) by investing        (963)           (50,950)


CASH FLOW FROM FINANCING ACTIVITIES

Cash provided (used) by:
    Notes payable                             (120,000)                0
    Common stock issued                        200,000                 0
                                              --------                --
        Cash provided (used) by
         financing activities                   80,000                 0
                                              --------                --

        Net increase (decrease) in cash         96,602             1,529


         Cash at beginning of period                 0               446
                                               -------           -------

         Cash at end of period                  96,602             1,975

See accompanying notes
                                                                [Page 5 of 15]

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The financial information presented has been prepared without audit from the books and records. In the opinion of Management, all adjustments, consisting of normal reversing entries and adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of Common stock, $1.00 par value per share, of Internet Stock Market Corp., a close, Florida corporation. The financial statemens herewith presented reflect the transaction as a "pooling of interests" of the two entities; that is the accounting principle used in the acquisition/merger of Internet Stock Market Corporation (the "Non-surviving Corporation" of the merger) by Internet Stock Market
Resources, Inc. (the "Surviving Corporation," or the "Company") is treated for financial reporting purposes the same as a "pooling of interests."

NOTE 2. COMPENSATION AND CONVERSION OF SHARES

The compensation to the Non-surviving Corporation (Internet Stock Market Corporation) shareholder Anastasios Kyriakides for his equity in that business is $1,000,000 in the form of a promissory note payable in lawful money of the United States of America with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.).

NOTE 3. RELATED PARTY TRANSACTIONS

The holder of the promissory note described above is Anastasios
Kyriakides, an officer and shareholder of the Company.

NOTE 4. CORPORATE ORGANIZATION

The Non-surviving Corporation was a corporation duly organized and in good standing in the state of Florida, and was qualified to do business in its jurisdiction; it had no subsidiaries. The Surviving Corporation is duly organized under General Corporation Law of the state of Delaware, is in good standing, and is qualified to conduct business in any lawful jurisdiction. The Surviving Corporation has completed all aspects of its acquisition of/merger with the Non-surviving Corporation.

NOTE 5. CAPITALIZATION

The Non-surviving Corporation's authorized capital stock consisted of 1,000 Common shares, par value $1.00 per share. As of September 1, 1998 (the Effective Date of the merger), the Surviving Corporation's authorized capital stock consists of 50,000,000 shares of Common stock, par value $0.0001 per share, and 10,000,000 share of Preferred stock, par value $0.01 per share, this par value being subject to Amendment to the (Amended) Certificate of Incorporation of the Company. As of September 1, 1998, there were 7,748,001 Common shares issued and outstanding, and 0 shares of Preferred stock issued.

                                                                [Page 6 of 15]

NOTE 6. ACCOUNTING POLICIES

TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for the financial statements and income tax purposes) and allowance for doubtful receivables (deductible for financial statement presentations but not for income tax purposes). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that will be available to offset future taxable income.

DEPRECIATION AND AMORTIZATION

The straight-line method of depreciation is applied over the estimated useful life of the relevant assets, which consist of office furniture and equipment, and are depreciated over 5 years. The straight-line method of amortization is applied over the estimated useful life of the intangible assets, which consist of start-up costs, and are amortized over 5 years.
                                                                [Page 7 of 15]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
As described below, the Registrant is, at the date of this filing, dormant, meaning; as such, it has not yet become operational or conducted any business so as to become an income-producing entity. As disclosed in previous report, the Registrant received the approval of its shareholders to merge with the close, Florida corporation called Internet Stock Market Resources, Inc., an operating company engaged in providing corporate information (including company profiles and stock quotes) on the Internet.
Shortly after inception in 1988, the Registrant filed with the United States Securities and Exchange Commission a registration statement on Form S-18, effectively causing the corporation to become a reporting entity under Section 12(g) of the Securities Exchange Act of 1934. On February 9, 1989, the Company was merged with Sea Venture Cruises, Inc., a close, Delaware corporation, in a tax-free reorganization which resulted in the re-domiciling of the corporation from Texas to Delaware. Trans America Enterprises, Inc., the specifically-named surviving corporation of the merger, changed its name to Sea Venture Cruises, Inc., and conducted business as such until March of 1998. As of fiscal year-end 1997, and further, as of March of 1998, the records of the Registrant reflected 494,405,953 shares of Common, voting stock issued and outstanding. This issued and outstanding Common Stock was the result of three events: first, the Issue of Common Stock shares pursuant to the Form S-18 described above; second, the merger of Trans America Enterprises, Inc. with Sea Venture Cruises, Inc.; and third, debt-to-equity conversions carried out by the Registrant in the normal course of business.

Because of a lack of success in the cruise business, the Registrant began to seek a merger partner in a new line of enterprise. Determining that substantial opportunities existed in the burgeoning area of Internet information services, certain principals of the Registrant began developing a separate, private, Florida corporation called Internet Stock Market Resources Corp. which was engaged in providing information on the World Wide Web through a Web site with the URL http://www.internetstockexchange.com. On March 26, 1998, the Registrant's name was change by amendment to the (Amended) Articles of Incorporation to Internet Stock Exchange Corp. On
April 14, 1998 the Registrant executed a reverse-split of all shares of Common Stock of the corporation on a one for one thousand (1-for-1000) basis, with fractional shares being canceled. This reverse-split resulted in the total number of shares issued and outstanding becoming 487,001.
                                                                [Page 8 of 15]

On August 17, 1998, the Registrant changed its name to Internet Stock Market Resources, Inc., and subsequently announced that it had merged with the private, close Florida corporation Internet Stock Market Corp. The financial statements herewith presented of the Surviving Corporation reflect the effect of the "pooling of interests" of the private corporation (the "Non-surviving Corporation") with that of the Registrant (the "Surviving Corporation" of the merger/acquisition). The effective date of the merger coincides with the first day (September 1, 1998) of the second quarter of the Registrant's current fiscal year. The discussion that follows (and all future discussions) will exclusively address the financial statements of the "pooled," Surviving Corporation.

Revenues for the 6 months ended November 30, 1998 reflect a decline of almost 57% over year-earlier results. Largely due to a re-alignment of staff, and a reconstruction of market segment focus, Management believes that the new target markets being approached by the Company will, in the long run, produce more sustainable, growth-oriented revenues than those that were being pursued in the Company's previous fiscal year. Moreover, the Company is preparing to deploy new services for fee, and to the extent that these new products will constitute profit centers, each in its own right, revenues realized from these sources will begin to be reflected in the Company's income statements before the end of the current fiscal year. That operating expenses did not decline coincidentally with revenues is largely due to two factors: first, the Company incurs fixed costs that are robust (at least in the short run) to the scale of operating activities, yet are still expensed rather than capitalized; and, second, the Company has incurred substantially higher expense levels with respect to items such as professional fees and compen-sation, these occuring as Management deepens the Company's human capital resources for sustained, but as yet largely unrealized, growth. Management considers the costs of both internal (i.e., employee) compensation, and external (i.e., legal, accounting, and consulting) professional fees to be investments in the long-term health of the organization. Management does not, however, plan for these costs to grow commensurately with revenues, and will be mindful of their continuing relation to sales revenue. As can be noted from the Statement of Cash Flows and the Balance Sheet, in order to generate new business, Management is extending favorable terms of trade aggressively, with accounts receivable having increased by more than two-and-a-half times. Concommitantly, the Company's accounts payable has grown by a factor of approximately 5, this being the result of deepening and spreading relation-ships with upstream suppliers and service providers. It is the belief of Management that attentive control over the actual sources and uses of cash will allow the Company to avoid any short-term liquidity constraints, and the contemplated growth in revenues from operations will provide increasing levels of such liquidity in the quarters ahead.
                                                               [Page 9 of 15]

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

Common stock sold during the period included 800,000 shares, raising
$200,000 in proceeds. With respect to a merger between the Registrant and a close, Florida corporation (see Part I, Item 2), two million (2,000,000) shares of the Registrant's Common Stock were issued to the shareholders of the acquired entity (as described in previous report). These securities are unregistered, and are therefore "restricted" as that term is meant under 17 CFR Section 230.144. The closing of this merger was effective September 1, 1998, which is the first day of the second quarter of the Registrant's fiscal year.


   (d) If required pursuant to Rule 463(17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-B.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

                                                               [Page 10 of 15]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

If any matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise, furnish the following information.

  (a) The date of the meeting and whether it was an annual or special meeting.

  Not applicable.

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

   Not applicable.

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


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

      (1) Form 8-K, November 11, 1998: Press release of October 23, 1998
     	(2) Form 8-K, November 11, 1998: Press release of October 28, 1998

                                                               [Page 11 of 15]

                               SIGNATURES


Pursuant of the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Internet Stock Market Resources, Inc.
                                       (Registrant)



DATE:     11/15/98                     By: /s/ Anastasios Kyriakides
                                           ----------------------------
                                           Anastasios Kyriakides
                                           Chairman/Secretary/Director

                                                               [Page 12 of 15]

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule

                                                               [Page 13 of 15]