Form 10QSB/A
period 1998-11-30
INTERNET STOCK MARKET RESOURCES INC
filed 1999-01-25
CIK 832517

Form 10-QSB
                                  Amendment 1
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from ...........  to..........

Commission file number: 33-21481-FW

                       Internet Stock Market Resources, Inc.
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


Page 1 of 16 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 13 of the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Internet Stock Market Resources, Inc.
           (hereinafter referred to as the "Registrant" or "Company")

Registrant prepared the accompanying unaudited financial statements from its own books and records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of November 30, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                                                                [Page 2 of 16]

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
                                             ========              =======

See accompanying notes.
                                                                [Page 4 of 16]

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

See accompanying notes.
                                                                [Page 5 of 16]

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

See accompanying notes
                                                                [Page 6 of 16]

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The financial information presented has been prepared without audit from the books and records of the Company. In the opinion of Management, all adjustments, consisting of normal reversing entries and adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of Common stock, $1.00 par value per share, of Internet Stock Market Corp., a close, Florida corporation. The financial statements herewith presented reflect the transaction as a "pooling of interests" of the two entities; that is, the accounting principle used in the acquisition/merger of Internet Stock Market Corp. (the "Non-surviving Corporation" of the merger) by Internet Stock Market
Resources, Inc. (the "Surviving Corporation," or the "Company") is treated for financial reporting purposes the same as a "pooling of interests."

NOTE 2. COMPENSATION AND CONVERSION OF SHARES

The compensation to the Non-surviving Corporation (Internet Stock Market Corp.) shareholder Anastasios Kyriakides for his equity in that business was $1,000,000 in the form of a promissory note payable in lawful money of the United States of America with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.).

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

                                                                [Page 7 of 16]

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

DEPRECIATION AND AMORTIZATION

The straight-line method of depreciation is applied over the estimated useful life of the relevant assets, which consist of office furniture and equipment, and are depreciated over 5 years. The straight-line method of amortization is applied over the estimated useful life of the intangible assets, which consist of start-up costs, and are amortized over 5 years.
                                                                [Page 8 of 16]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
As disclosed in previous report, Registrant received the approval of its shareholders to merge with the close, Florida corporation called Internet Stock Market Resources, Inc., an operating company engaged in providing corporate information (including company profiles and stock quotes) on the Internet. Shortly after inception in 1988, the Registrant filed with the United States Securities and Exchange Commission a registration statement on Form S-18, effectively causing the corporation to become a reporting entity under Section 12(g) of the Securities Exchange Act of 1934. On February 9, 1989, the Company was merged with Sea Venture Cruises, Inc., a close, Delaware corporation, in a tax-free reorganization which resulted in the re-domiciling of the corporation from Texas to Delaware. Trans America Enterprises, Inc., the specifically-named surviving corporation of the merger, changed its name to Sea Venture Cruises, Inc., and conducted business as such until March of 1998. As of fiscal year-end 1997, and further, as of March of 1998, the records of the Registrant reflected 494,405,953 shares of Common, voting stock issued and outstanding. This issued and outstanding Common stock was the result of three events: first, the Issue of Common shares pursuant to the Form S-18 described above; second, the merger of Trans America Enterprises, Inc. with Sea Venture Cruises, Inc.; and third, debt-to-equity conversions carried out by the Registrant in the normal course of business.

Because of a lack of success in the cruise business, the Registrant began to seek a merger partner in a new line of enterprise. Determining that substantial opportunities existed in the burgeoning area of Internet information services, certain principals of the Registrant began developing a separate, private, Florida corporation called Internet Stock Market Resources Corp. which was engaged in providing information on the World Wide Web through a Web site with the URL http://www.internetstockexchange.com. (That Web address was later revised to www.internetstockmarket.com.) On March 26, 1998, the Registrant's name was change by amendment to the (Amended) Articles of Incorporation to Internet Stock Exchange Corp. On April 14, 1998 the Registrant executed a reverse-split of all shares of Common Stock of the corporation on a one for one thousand (1-for-1000) basis, with fractional shares being canceled. This reverse-split resulted in the total number of shares issued and outstanding becoming 487,001.

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

Revenues for the 6 months ended November 30, 1998 reflect a decline of almost 57% over year-earlier results. Largely due to a re-alignment of staff, and a reconstruction of market segment focus, Management believes that the new target markets being approached by the Company will, in the long run, produce more sustainable, growth-oriented revenues than those that were being pursued in the Company's previous fiscal year. Moreover, the Company is preparing to deploy new services for fee, and to the extent that these new products will constitute profit centers, each in its own right, revenues realized from these sources will begin to be reflected in the Company's income statements before the end of the current fiscal year. That operating expenses did not
                                                                [Page 9 of 16]
decline coincidentally with revenues is largely due to two factors: first, the Company incurs fixed costs that are robust (at least in the short run) to the scale of operating activities, yet are still expensed rather than capitalized; and, second, the Company has incurred substantially higher expense levels with respect to items such as professional fees and compen-sation, these occuring as Management deepens the Company's human capital resources for sustained, but as yet largely unrealized, growth. Management considers the costs of both internal (i.e., employee) compensation, and external (i.e., legal, accounting, and consulting) professional fees to be investments in the long-term health of the organization. Management does not, however, plan for these costs to grow commensurately with revenues, and will be mindful of their continuing relation to sales revenue. As can be noted from the Statement of Cash Flows and the Balance Sheet, in order to generate new business, Management is extending favorable terms of trade aggressively, with accounts receivable having increased by more than two-and-a-half times. Concomitantly, the Company's accounts payable has grown by a factor of approximately 5, this being the result of deepening and spreading relationships with upstream suppliers and service providers. It is the belief of Management that attentive control over the actual sources and uses of cash will allow the Company to avoid any short-term liquidity constraints, and the contemplated growth in revenues from operations will provide increasing levels of such liquidity in the quarters ahead.
                                                               [Page 10 of 16]

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


   (d) If required pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-B.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

                                                               [Page 11 of 16]

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

                                                               [Page 12 of 16]

                                  SIGNATURES


Pursuant of the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Internet Stock Market Resources, Inc.
                                       (Registrant)



DATE:     1/23/99                  By: /s/ Anastasios Kyriakides
                                       ----------------------------
                                       Anastasios Kyriakides
                                       Chairman/Secretary/Director

                                                               [Page 13 of 16]

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule

                                                               [Page 14 of 16]