Form 10QSB
period 1999-02-28
INTERNET STOCK MARKET RESOURCES INC
filed 1999-04-15
CIK 832517

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1999: 6,478,001

Transitional Small Business Disclosure Format (check one): Yes.....  No...X...

Page 1 of 15 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 12 of the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Internet Stock Market Resources, Inc.
            (hereinafter referred to as the "Registrant" or "Company") Registrant prepared the accompanying unaudited financial statements from its books and records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of February 28, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                                                                [Page 2 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

BALANCE SHEETS (unaudited)

                                                  As of
                                           February 28, 1999

ASSETS

CURRENT ASSETS
Cash on hand                                 $        835
Cash in bank                                       45,926
Accounts receivable                                31,145
Allowance for doubtful accounts                    (1,157)
Loans to stockholders                                   0
                                                  -------
   Total current assets                            76,348

PROPERTY AND EQUIPMENT
Furniture and equipment                            56,489
Less:  Accumulated depreciation                   (13,882)
                                                  -------
   Total property and equipment                    42,607

OTHER ASSETS
Deposits                                              500
Less: Accumulated amortization                        (45)
                                                  -------
   Total other assets                                 455
                                                  -------

Total assets                                 $    119,410
                                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable                             $        870
Note payable (6% interest)                        728,975
Accrued compensation                                1,580
Accrued professional fees                           4,250
Deferred income taxes                              20,537
                                                  -------
   Total current liabilities                 $    756,212


STOCKHOLDERS' EQUITY (DEFICIENCY
   IN ASSETS)
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 6,478,001
     shares outstanding                               648
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding                   0
Additional paid-in capital                      2,800,064
Deficit                                        (3,437,514)
                                               ----------
   Total stockholders' equity
       (deficiency in assets)                $   (636,802)
                                               ----------
Total liabilities and stockholders'
     equity (deficiency in assets)           $    119,410
                                               ==========

See accompanying notes.
                                                                [Page 4 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF OPERATIONS (unaudited)

                               Nine Months Ended          Three Months Ended
                                  February 28,                February 28,
                               1999         1998          1999          1998

REVENUES                   $  150,498     366,301          53,137     140,881

EXPENSES
Advertising                     3,305      14,311               -       6,532
Auto                              209       2,000               -           -
Bad debts                      51,413           -          51,413           -
Bank charges                    1,205       1,067             155         456
Commissions                    46,658     101,159          14,092      38,790
Computer Website fees           3,651      33,239             867      28,861
Depreciation & amortization     8,374           -           2,821           -
Meals and entertainment         2,751       3,074             604         723
Gifts                             158         467               0         194
Insurance                       4,919       3,123           2,539           0
Interest                       19,367           -           7,975           -
Laundry and cleaning              118         109               0          68
Licenses and fees                 357         245               0         150
Miscellaneous                   4,846       2,146               0        458
Office expense                  3,995      11,193             313       2,620
Outside services                  700         100              50         100
Printing                          213       1,134               5         185
Professional fees              67,698       7,377               0      1,650
Postage                         2,947       3,928             742       2,360
Rent                           10,112       9,488           3,371       3,370
Repairs and maintenance           277       2,526             277         774
Salaries and wages             18,380       3,600           7,180       3,600
Supplies                        2,924       3,540           2,266         753
Taxes - payroll                 2,512         446           1,513         446
Telephone                      14,808      18,559           4,171       4,215
Travel                          4,146       1,874           1,126       1,037
Discontinued expenses adj.          -           -          (3,527)     (4,738)
                             --------    --------         -------     -------
   Total expenses             276,042     224,705          97,893      92,604
                             --------    --------         -------     -------

(LOSS) INCOME BEFORE TAXES   (125,545)    141,596         (44,756)     48,277

   Income taxes (credits)     (41,135)     32,663         (12,860)          0
                              --------   --------         --------    -------

NET (LOSS) INCOME          $  (84,410)    108,933         (31,896)     48,277
                              ========    =======         ========    =======

BASIC NET (LOSS) INCOME
   PER COMMON SHARE*       $  (0.0130)     0.0168         (0.0049)     0.0075
                              ========    =======         ========    ========

*Based on 6,478,001 shares outstanding

See accompanying notes.
                                                                [Page 5 of 15]

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF CASH FLOWS (unaudited)

                                 Nine Months Ended        Three Months Ended
                                    February 28,              February 28,
                                 1999         1998         1999         1998

CASH FLOW FROM OPERATING
    ACTIVITIES


Net (loss) income           $  (84,410)      108,933      (31,897)     48,368

Adjustments to reconcile
    cash flow:
Depreciation                     8,374             0        2,821           0
Decrease (increase) in
    current assets:
       Accounts receivable      22,039       (18,342)      18,162           0
       Interest receivable       4,920             -            -           -
       Allowance for
         doubtful accounts        (986)            0         (986)          0
       Loans to stockholders    56,506       (75,178)           0    (103,257)
Increase (decrease) in
    current liabilities:
       Accounts payable          5,091         4,490      (21,934)        101
       Accrued compensation      1,580             0        1,180           0
       Accrued professional
         fees                    6,000         1,192       (1,750)          0
       Deferred income
         taxes                 (47,063)       32,663      (12,860)          0
       Income taxes payable     (5,928)                    (5,928)
                               --------      -------      -------     -------
        Total adjustments       42,159       (55,175)     (24,116)     (46,998)
                               -------       -------      -------     -------
        Cash provided (used)
          by operations        (33,877)        53,758      (53,192)      1,279


CASH FLOW FROM INVESTING
     ACTIVITIES

Sales (purchases) of assets:

    Purchases of assets              0       (52,951)           0      (2,001)
                               -------        -------     -------     -------
      Cash provided (used) by
        investing                    0       (52,951)           0      (2,001)


CASH FLOW FROM FINANCING
     ACTIVITIES

Cash provided (used) by:
    Notes payable              (271,025)            0    (151,025)          0
    Common stock issued         345,000             0     145,000           0
                               --------       -------     -------      ------
      Cash provided (used) by
       financing activities      73,975             0      (6,025)          0
                               --------       -------     -------      ------

      Net increase (decrease)
       in cash                   40,098           807     (59,217)       (722)


        Cash at beginning of
         period                       0           427      96,602         (19)
                                -------       -------      ------     -------

      Other adjustments to
         cash                     6,663                     9,376
                                -------       -------      ------     -------

      Cash at end of period  $   46,761         1,234      46,761        (741)
                                =======       =======     =======     =======

See accompanying notes
                                                                [Page 6 of 15]

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of Common stock, $1.00 par value per share, of Internet Stock Market Corp., a closely-held Florida corporation. These financial statements reflect the transaction as a "pooling of interests" of the two entities; that is, the accounting principle used in the acquisition/merger of Internet Stock Market Corp. (the "Non-surviving Corporation" of the merger) by Internet Stock Market Resources, Inc. (the "Surviving Corporation," or the "Company") is treated for financial reporting purposes the same as a "pooling of interests."

ACCOUNTING BASIS

The financial information presented has been prepared without audit from the books and records of the Company. In the opinion of Management, all adjustments, consisting of normal entries and adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The accounting principle used in the acquisition/merger of Internet Stock Market Corporation ("Non-survivor") by Internet Stock Market Resources, Inc. ("Survivor") is the same as a "pooling of interests."

The financial statements included herein do not include all footnote disclosures normally included in annual consolidated financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes in the Company's latest Form 10-KSB. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain items in prior internal financial statements have been re-classified and adjusted to conform to current interim financial statements.

TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes. These differences relate primarily to depreciable assets (use of different depreciation methods and lives for the financial statements and income tax purposes) and allowance for doubtful receivables (deductible for financial statement presentations but not for income tax purposes). The deferred tax assets and liabilities represent the future income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that will be available to offset future taxable income, less an allowance for realization.

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

NOTE 2. COMPENSATION AND CONVERSION OF SHARES

The compensation to a Non-surviving Corporation (Internet Stock Market
Corp.) shareholder for his equity in that business was $1,000,000 in the form of a promissory note payable with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.). The shareholder is an officer and director of the Company.


NOTE 3. CORPORATE ORGANIZATION

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


NOTE 4. CAPITALIZATION

The Non-surviving Corporation's authorized capital stock consisted of 1,000 Common shares, par value $1.00 per share. As of September 1, 1998 (the Effective Date of the merger), the Surviving Corporation's authorized capital stock consists of 50,000,000 shares of Common stock, par value $0.0001 per share, and 10,000,000 shares of Preferred stock, par value $0.01 per share, this par value being subject to Amendment to the (Amended) Certificate of Incorporation of the Company. As of September 1, 1998, there were 7,748,001 Common shares issued and outstanding, and 0 shares of Preferred stock issued.



                                                                [Page 8 of 15]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenues for the 9 months ended February 28, 1999 represent revenues for the quarter ending at that date of $53,137 against average quarterly revenues of $48,681 for the first two quarters of the Registrant's current fiscal year, and represent growth in revenues for the quarter over the first six months of 54.6%, against growth for the same period of the Registrant's last fiscal year of 62.5%. Management attributes this modest decline in revenue growth to certain factors related to regulatory inquiries that were made of the Registrant's clients, inquiries that resulted in no action being taken against the Registrant, but which, nonetheless, challenged the Registrant's capacity to conduct business and grow revenues as it otherwise would have been able to.

Registrant's total expenses for the quarter ending February 28, 1999 were $97,893, compared to average total expenses for the first two quarters of the current fiscal year of $89,079. Total expenses for the quarter ended
February 28, 1999 are dominated by a charge of $51,413 for bad debts that were owed to the Company. Absent this item, quarterly total expenses would have declined markedly, the result largely of control of professional fees as Registrant stated would be a goal in the previous filing on Form 10-QSB at November 30, 1998. Furthermore, without the charge to bad debts, the Company would have realized net income significantly closer to profitability. It is the judgment of Management that this underlying trend toward operating profitability will continue, and will be more apparent in subsequent financial statements of the Registrant.

Finally, with respect to liquidity, the Registrant has realized a decline from November 30, 1998 to February 28, 1999 of 37% in total assets, this being largely due to a decline in current assets of 46.9% over the same period, with cash declining from $104,782 to $46,761, still markedly improved from cash of $1,234 at February 28, 1998. At current levels, Management believes that sufficient liquidity exists to satisfy short-term liabilities as they come due, without holding so much cash as to forego longer-term asset deployment. In other words, while Management does not intend to keep so little cash available as to be unable to pay its bills in a timely manner, neither does it intend to maintain cash that could be better spent on long-term assets or on reduction of liabilities.

In regard to Registrant's revenue-generating ability in the final quarter of the current fiscal year, Management anticipates bringing a number of new clients under contract, and does not foresee any material erosion in its current customer base. This expected addition of new business will enhance revenues, while having minimal impact on the Registrant's overall cost structure, meaning that it is the opinion of Management that the period commencing March 1, 1999 and ending May 31, 1999 will see the Registrant come close to profitability for the quarter, if not achieving it.

                                                                [Page 9 of 15]

The matters discussed above contain forward-looking statements as defined under Rule 175 of the Securities Act of 1933.

                                                               [Page 10 of 15]

PART II--OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Common stock sold during the period included 580,000 shares, raising
$145,000 in proceeds. With respect to a merger between the Registrant and a close, Florida corporation (see Part I, Item 2), two million (2,000,000) shares of the Registrant's Common stock were issued to the shareholders of the acquired entity (as described in previous report). These securities are unregistered, and are therefore "restricted" as that term is meant under 17 CFR Section 230.144. The closing of this merger was effective September 1, 1998, which is the first day of the second quarter of the Registrant's fiscal year.


   (d) If required pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-B.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

      (1) Form 8-K, January 6, 1999: Results of Board meeting, including appointments of officers and directors (Item 5), and the resignation of one director (Item 6)

                                                               [Page 11 of 15]

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Internet Stock Market Resources, Inc.
                                         (Registrant)



DATE:     4/13/99                    By: /s/ Anastasios Kyriakides
                                         ----------------------------
                                         Anastasios Kyriakides
                                         Chairman/Secretary/Director

                                                               [Page 12 of 15]

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule

                                                               [Page 13 of 15]