Form 10KSB
period 1999-05-31
INTERNET STOCK MARKET RESOURCES INC
filed 1999-08-03
CIK 832517

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the fiscal year ended May 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____________ to _____________. Commission file number 33-21481-FW

                         INTERNET STOCK MARKET RESOURCES,  INC.
                     (Name of small business issuer in its charter)
         Delaware                                            76-0246940
(State or other jurisdiction				   I.R.S.Employer
    or incorporation)                                    Identification No.)

         405 Central Avenue, Fifth Floor, St. Petersburg, Florida      33701
                   (Address of principal executive offices)         (Zip Code)

                 Issuer's telephone number: (727) 896-9696

Securities registered pursuant to Section 12(b) of the Exchange Act:
Name of each exchange                                Title of each class
 on which registered
       None                                                 None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                            COMMON STOCK, $.0001 Par Value
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes__X__   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $214,175.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of July 16, 1999: $494,846.69

There were 586,445 total shares outstanding of the issuer's common stock, $.0001 par value per share, as of July 16, 1999, after giving effect to a one-for-nine reverse split.

                      INTERNET STOCK MARKET RESOURCES, INC.
                                  FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and
         Management
Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Consolidated Financial Statements Beginning at Page F-1 are
         Incorporated by Reference

                                   Part I

Forward-looking information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or services or to anticipate current or prospective clients' needs; price increases or supply limitations for services purchased by the Company for use in its products or services; and delays, reductions, or cancellations of service previously placed with the Company.

Item 1.  Description of Business.

BUSINESS DEVELOPEMENT

The Company filed with the United States Securities and Exchange Commission a registration statement on Form S-18, effectively causing the corporation to become a reporting entity under Section 12(g) of the Securities Exchange Act of 1934. On February 9, 1989, the Company was merged with Sea Venture Cruises, Inc., a close, Delaware corporation, in a tax-free reorganization which resulted in the re-domiciling of the corporation from Texas to Delaware. Trans America Enterprises, Inc., the specifically-named surviving corporation of the merger, changed its name to Sea Venture Cruises, Inc., and conducted business as such until last year.

Because of a lack of success in the cruise business, the Company began to seek a merger partner in a new line of enterprise. Determining that substantial opportunities existed in the burgeoning area of Internet information services, certain principals of the Company began developing a separate, private, Florida corporation called Internet Stock Market Corp., which was engaged in providing information on the World Wide Web through a Web site with the URL http://www.internetstockexchange.com. (That Web address was later revised to www.internetstockmarket.com.) On March 26, 1998, the Company's name was changed by amendment to the (Amended) Articles of Incorporation to Internet Stock Exchange Corp. On April 14, 1998, the Company executed a reverse-split of all shares of Common Stock of the corporation on a one for one thousand (1-for-1000) basis, with fractional shares being canceled. This reverse-split resulted in the total number of shares issued and outstanding becoming 487,001.
On August 17, 1998, the Company changed its name to Internet Stock Market Resources, Inc. and subsequently announced that it had merged with the private, closely-held Florida corporation Internet Stock Market Corp. The financial statements of the Surviving Corporation herewith presented reflect the effect as if the merger were accounted for as if it were a "pooling of interests" (because of the common control) of the private corporation (the

"Non-surviving Corporation") with that of the Company (the "Surviving Corporation" of the merger/acquisition). The effective date of the merger coincides with the first day (September 1, 1998) of the second quarter of the Company's just-ended fiscal year. All future discussions in this Annual Report on Form 10-KSB will exclusively address the financial statements of the "pooled," Surviving Corporation.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS The Company is in the business of providing business and advertising information about client companies to end users via the Internet. The information posted is provided by the companies, and may include information about goods and services offered as well as other information. End users are also able, through the Company's Website, to hyperlink to other information services which carry data about a specific client company; these hyperlinks may include the Securities and Exchange Commission's EDGAR database, PR Newswire, the client company's own Website, etc.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES The Company provides its primary service by taking information provided by client companies and preparing it in such a manner that it is viewable by end users using industry standard Internet browsers such as Microsoft Internet Explorer and Netscape Navigator. The preparation process generally entails translating the client company's information into hypertext markup language (HTML). In the case of a client that elects for the more expensive "banner listing," the HTML will be supplemented with client company-provided graphics, formatted in one of the industry standards of GIF or JPEG. All client companies are presented, alphabetically by industry, in the "Listed Members" section of the Company's Website, where end users can go to review a company by name and by graphic (when applicable) and then hyperlink to more detailed information if desired. The more detailed information consists of a selection including the company's core, summary profile, as well as, where applicable, EDGAR database information, press releases from the company on PR Newswire, etc. The Company supports its Website complex with its own server.

STATUS OF ANY NEW PUBLICLY ANNOUNCED PRODUCT OR SERVICE The Company has not pubicly announced any new services, although the Websites front page has a hypelink button to an on-line trading service that the Company contemplates launching at a future date when and if capital and necessary regulatory approvals are obtained.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS The Company's business does not rely on raw materials in the traditional sense other than the human resources required for maintenance of its Website complex it does, however, depend upon access to telephonic communications lines for the transmittal of data, primarily under hypertext transfer protocol ("http"), as well as for communication by voice and data with customers. The Company's primary long distance carrier is AT&T.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION The Company holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements, nor does it have any labor contracts.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES The Company currently offers no services for which government approval is required.

COMPETITION The corporate information storage and retrieval aspect of the Internet is intensely competitive, with firms and other entities of all sizes offering Internet exposure for corporate clients, and offering end users a variety of types of information. The well-known search engine companies like Yahoo! and AltaVista offer end users access to company information via hyperlinks to the companies' own Websites, as well as hyperlinks to private and public repositories of corporate information such as, in the private case, the National Association of Securities Dealers' Website complex, which consists of pages for Disclosure, Inc., OTC, etc., and, in the public case, the Securities and Exchange Commission's massive EDGAR database. Furthermore, a number of Websites featuring corporate information profiles, stock guides and tips, and investment advice are appearing each month. The result of this competition is that end users of the Internet has available to them a virtual panoply of information. The result for the company attempting to carve out a profitable niche in the business is that it must offer features to end users of such magnitude as to attract them to its Website in such numbers that prospective clients will pay the company to be profiled there. This is difficult, and there can be no assurance that the Company will not be overwhelmed by competitors offering similar, or possibly even better, corporate information access, and at prices to clients below that of the Company.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS Although the Internet itself is largely unregulated except for certain federal and state laws pertaining to purveying pornography and allowing minors access thereto, the Company's operations necessarily have certain aspects which intersect with state and federal securities laws in that client companies may be seeking to raise funds through the sales of certain of their securities, and those clients may use their own Websites, with hyperlinks from their displays on the Company's Website, to promote their offerings. This, in itself may bring the Company into conflict with securities laws. First, at the state level, the Company may find it difficult to prevent viewing of solicitation scripts by end users in states in which the offerings are not "blue skied;" furthermore, at the federal level, unless a specific exemption applies, an offering of a client's securities via the Internet constitutes a general solicitation which would have to be the subject of an applicable, effective registration statement. The Company may find that certain clients, in their efforts to raise funds via the powerful medium of the Internet, may be in violation of securities laws, and the Company, by making their literature available to the public or by facilitating access to that information, could find itself construed by state or federal regulators as having been a promoter of the offerings, a situation which could lead to regulatory sanction. The Company is instituting proscriptive language in its client contracts to avoid such situations. The Company will also monitor the activities of its clients with respect to matters involving descriptions of their securities and offerings thereof. However, there can be no assurance that, even with this level of diligence, the Company will not find itself in a situation where it has unintentionally allowed its Website to be contributory to a client's defective offering. In such an event, the Company may face severe penalties for having been involved in securities law violations. More broadly, a client company may find itself in other types of litigation, civil or criminal, in which the Company may find itself accused of sharing liability for the actions of the Company by virtue of its support of the client's advertising and marketing efforts. While it is not likely that any such liability would be construed as being "strict" liability, nevertheless, the Company might have to defend itself against charges of non-strict liability in a claim against a client company. The implications of this exposure, at the present time, are entirely of a private, civil nature, and Management does not foresee government regulations involving such matters.

AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES The Company does not generally involve itself in research and development.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL) Environmental laws do not materially affect the Company.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES The Company currently has five full-time employees, four of which are officers and directors, the fifth of which is responsible for Management of Information Systems. Except for the Company's Chairman and Secretary, Anastasios N. Kyriakides, the officer/employees earn compensation as independent contractors on commission through the production of new business and the maintenance of their own books of existing business; Mr. Kyriakides currently receives no compensation of any kind from the Company; however, the Company may in the future alter this status as an unpaid principal/employee.

CYCLICALITY OF THE INDUSTRY General public use of the Internet industry has developed, for the most part, within the past 5 years. As such, the industry has yet to experience an economic cycle, and has arguably not even experienced an economic pause as yet; as such, there is no empirical data on the industry's sensitivity to the business cycle on the macroeconomic level. Nevertheless, Management of the Company assumes that the Internet industry in general, and the Company in particular, will experience downward pressures on revenues during the recessionary phase of the economic cycle. To the extent that the Company's business is dependent on payments from business clients, many of which are in other industries, even if the Internet industry itself is robust to the economic cycle, the Company's revenues may be eroded by any economic downturn's effect on its clients' businesses.

ECONOMIC DEPENDENCE The Company has no single source for 10% or more of its revenues, and it does not anticipate any such relationship in the foreseeable future.

EXECUTIVE OFFICERS OF THE COMPANY  See the information contained in Part III,
Item 9, which is incorporated herein by reference.

RECENT DEVELOPMENTS Through the end of the current fiscal year, the Company had largely conducted its business in the normal course, having added three to four new clients per month to its "listed members" service. The Company has also been laying the groundwork for the acquisition of several closely-held, going concerns with the intent of making them wholly- or partially-owned subsidiaries of the Company. Subsequent to the end of the fiscal year for which this Form 10-KSB is filed, the Company had entered into certain letters of intent, described in Part II, Item 6 (Management Discussion and Analysis), below, and in the Notes to the Financial Statements presented in this Form 10-KSB and incorporated herein by reference.

YEAR 2000 ISSUES The year 2000 issue results in certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. Consequently, such systems and applications may recognize a date of "00" as the year 1900 instead of the intended year 2000; this could directly result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customers' transactions, order supplies, or engage in similar, normal business activities. The Company has conducted an initial assessment of its computer system and software applications and the Company believes that the terminals will be Year 2000 compliant. The Company is communicating with key suppliers, financial institutions, and customers during 1999 to identify and coordinate the resolution of any year 2000 issues that might arise from these constituencies. Based on its initial assessment, the Company believes the cost of addressing the Year 2000 issue will not have a material impact on the Company's financial position or results of operations.

The Securities and Exchange Commission has asked public companies to disclose four general types of information related to Year 2000 Preparedness: the Company's state of readiness, costs, risks, and contingency plans. Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed.

State Of Readiness

All equipment and computer systems currently utilized by the Company in-house are believed to be year 2000 compliant. Most vendors used by the Company are large companies and the Company expects that these companies will be year 2000 compliant. However, the Company has not received written notification from all vendors affirming their year 2000 compliance. Therefore, there can be no assurance that the systems of other companies with which the Company does business will be year 2000 compliant. None of the Company's systems interfaces directly with any third-party vendors, except for its Internet services, and the Company has been informed that those systems are Year 2000 compliant.
None of the Company's services is believed to be subject to year 2000 compliance so the Company does not expect to incur any liability in this area. The failure on the part of merchandise vendors, or other companies with whom the Company transacts or may transact business, to be year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company.

Costs

The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Management estimates the total costs of addressing the Year 2000 issue to be less than $10,000. These total costs are based on Management's best estimates. There are no guarantees that these estimates will be achieved and actual results could differ from those estimates. The Company plans to inventory sufficient quantities of supplies from outside suppliers to be capable of operating for several months should third parties incur year 2000 problems. The cost of increasing the supply levels is not expected to exceed $5,000, and any excess purchases will be paid for from available cash, or will simply not be purchased. Any costs associated with the year 2000 issue will be expensed as incurred. The amount expensed to date has been immaterial.

Risks

The Company utilizes computers and software in various aspects of its business, principally billing and accounting. The Company believes that its computers and software comply with the Year 2000 issue. The Company does not expect any material adverse impact on its operations relative to the Year 2000 issue. However, as discussed above, the Company is also exposed to the risk that one or more of its clients, suppliers, or vendors could experience Year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternate suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

Contingency Plans

The Company is in the process of identifying and developing contingency plans for any problems that might be experienced by the Company's suppliers, clients or vendors. This includes identifying alternate suppliers.

ITEM 2.  PROPERTIES.

Pursuant to a lease that expires on July 31, 2000, the Company leases approximately 1,200 square feet of office space for $1,050 per month on the 5th floor at 405 Central Avenue in St. Petersburg, Florida. The office building is approximately 7 years old, and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 19, 1998, at a Special Shareholders' Meeting, the Company submitted to the shareholders for their approval a merger of the close, Florida corporation Internet Stock Market Corp. with and into the Company. The proposal was represented to the shareholders as if it were a "pooling of interest" with the Company issuing, upon closing, two million (2,000,000) unregistered, restricted shares of Common Stock of the Company and a $1,000,000, 6% per annum note, due on demand. The acquisition target was represented to the shareholders as an operating company. It was further disclosed to the shareholders that the acquisition target was controlled by Anastasios N. Kyriakides, currently the Chairman and Secretary of the Company. The percentage of voting shares voting in favor of the merger plan was 80%.

                                   PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

  (1) (i) The principal United States market in which the Company's Common Stock has been traded is the Over the Counter (OTC) Electronic Bulletin Board Service of the National Association of Securities Dealers (NASD).The Company's Common Stock began trading in 1989 under the symbol SVCR (subsequently changed to ISMR). Through the Fourth Quarter of fiscal 1998, the high sales price was $5.00 (adjusted for a 1-for-1000 reverse-split) and the low sales price was $0.0001. The Company's market makers include Sharp Capital, Weinn Securities, Hill Thompson Securities, and Paragon Securities.

     (ii) The Company's Common stock, under the symbol "ISMR" has experienced sales of stock at a high of $2.75 and a low of $0.25.
                                              Year Ended        Year Ended
                                             May 31, 1999      May 31, 1998
                                             High     Low      High     Low
                                             ------------      ------------
          First Quarter*                      ***     ***       **      **
          Second Quarter*                    2.75    .875       **      **
          Third Quarter*                     1.25    .563       ***     ***
          Fourth Quarter*                    .750    .250       ***     ***
*The prices presented above are bid prices which represent prices between broker-dealers and do not include retail marketups and markdowns or any commission to the dealer. These prices may not reflect actual transactions.
** Bid prices during this time period were insignificant.
*** Data either not available or unreliable.

On May 31, 1999, there were approximately 417 holders of record of the Company's common stock. This number does not include any adjustment for stockholders owning the Company's Common Stock in "street" name.

The Company has not paid dividends since its inception, does not anticipate paying any dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of the Company's business. Florida law restricts the payment of dividends for corporations with a deficiency in assets; however, the $1,000,000 note issued in connection with the merger was treated as a distribution.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's revenues for the 12 months ending May 31, 1999 were $214,175 against revenues of $382,775 for the 12 months ending May 31, 1998, representing a decline of 44%. Management attributes a substantial component of this decline to the extraordinary revenues from certain one-time services performed by the Company during the previous fiscal year, and to the realization of virtually no revenue generation during part of its fiscal third quarter of this year, this latter pause being the result of suspension of sales activities during a regulatory investigation which resulted in no findings adverse to the Company. This temporary challenge to new business development was overcome in the Company's fiscal fourth quarter as continuing clients remained with the Company while new clients were being added at the rate of approximately three to four per month. As had been anticipated by Management, operating expenses declined by only 13.3%, reflecting certain fixed costs of operations. As such, it is Management's judgment that, as operating revenues grow, total expenses will also do so, but at a lower rate, although Management has chosen not to rely the fourth quarter results as an indication of this expectation due to the need for at least several forward quarters' data for confirmation.

Total cash balances declined 22.1% from their year-previous levels; at fiscal year end 1998 almost one-third of the Company's total cash was in restricted form; therefore, considering only cash available for general purposes, the Company's cash balances have increased by 14.2% over year-previous levels, evidencing somewhat better liquidity for the Company's day-to-day needs at the end of the current fiscal year. The elimination of the restricted cash balance was the predominant cause of the decline of 22.4% in current assets from the level at the end of the Company's previous fiscal year, and this single, dominating effect carried over to the total assets, as well.

With respect to current liabilities, a sharp decline in the current portion of a note payable to a stockholder contributed substantially to a drop of 55% from the level at the end of the previous fiscal year. Management notes the improvement in its current ratio to 0.58 at fiscal year-end 1999 from 0.34 at fiscal year-end 1998. Coupled with continuing retirement of the outstanding long-term note payable, the Company's total liabilities have fallen year-over-year by 34.3%, marking what Management feels is a significant reduction in overall risk.

From fiscal year-end 1998 to fiscal year-end 1999, the Company's total deficiency in assets fell by approximately 37%, giving Management reasonable evidence that the entirety of the Company's asset deficiency can continue to decrease.

With respect to cash flows, the Company's operating activities used net cash of more than $102,000 during the current fiscal year while operating activities provided almost $96,000 during the preceeding fiscal year. This is the result, among other, lesser factors, of the Company's aggressive reduction in accrued liabilities as well as a $136,000 rise in deferred income, the second factor being the result of changes in the recognition of sales revenues.

Management has embarked on an aggressive plan of expansion involving two separate, but related, components. First, it is fully the intention of Management to continue to develop new clients for its flagship business information Website while maintaining its existing "listed members" base. This component of Management's plan requires the active, on-going efforts of senior managers acting in their capacities as producers, making prospective new clients aware of the benefits of the Company's Website portal at the same time as providing a high level of service and responsiveness to current clients. Second, the Company's business model encompasses an imperative to acquire other going concerns to become subsidiaries of the Company. Although Management seeks acquisitions within the perimeter of its areas of core competence, it has made overtures to a diverse set of potential holdings. It is Management's intention to use a variety of financing vehicles to acquire subsidiaries; among these may be cash, debt, and/or equity securities of the Company. To the end of having cash available for acquisitions, the Company has made plans to raise capital through a public offering of its securities under Regulation S-B. To the end of having its securities be of sufficient value to use in and of themselves as consideration in acquisitions, it is the intention of Management, at the earliest possible time, to seek approval for listing in the Small Cap market of the National Association of Securities Dealers (NASD) automated quotations system.

EFFECTS OF INFLATION

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended May 31, 1999.

GOING CONCERN

The Company has suffered recurring losses from operations and at May 31, 1999, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about the Company's ability to continue as a going concern, without additional capitalization. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

Management has decided to address the Company's financial situation by the following:

Sale of $72,000 additional shares of Common Stock as part of its foreign private placement, expected to be received in July 1999.

The note payable to a stockholder has been restructured and will not be satisfied until the Company has an acceptable level of working capital.

An SB-2 is expected to be filed with the United States Securities and Exchange Commission; such an offering would provide for the Company to raise up to $5,000,000 from the general public.

Acquisition of at least two, possibly four, additional companies in the computer and internet fields for a better vertical integration and to spread general and administrative costs over a broader base. In that regard, three letters of intent have been signed, and the Company is in the process of drafting agreements and performing its due diligence.

Increase promotional expenditures in an effort to increase revenues.

Subsequent to the end of the current reporting period, the Company announced that it had entered into a letter of intent with the private, close corporation Delcor Industries, Inc., which manufactures and assembles electronic components. The proposed acquisition involves the use of both cash and long-term debt of the Company. Consummation of this acquisition is predicated on raising sufficient capital from a placement of its equity securities as previously mentioned in this Management Discussion and Analysis. Management further notes that negotiations for the acquisition of other firms are on-going at this time.

New Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for the Company in fiscal 1999, but is not expected to have a significant effect on the Company's present financial statement disclosures.

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In general, SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. Adoption of SFAS 131 in fiscal 1999 is not expected to result in significant changes to the operating activities presently disclosed.

Item 7. Financial Statements.

The consolidated financial statements of the Company (with an index listing all such statements) in response to this item begin at page F-1 in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal years covered by this report, the Company did not have a change in or a disagreement with its accountants. The Company appointed Dohan and Company as its auditors in 1997.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and executive officers of the Company are as follows:

Name                   Age   Other Office Held             Term  Period
Served
---------------------  ---   ---------------------------   ----  ---------
Anastasios Kyriakides   54   Chairman/Director/Secretary   ASM   12 years
Budd Morris             53   President/Director            ASM    5 months
Caroline Latta          45   Vice President/Director       ASM    5 months
Chad Morris             26   Asst. Vice President/Director ASM    5 months

*ASM=Annual Shareholders Meeting

The members of the Board of Directors of the Company are elected for a one-year term by the shareholders at each annual meeting. Officers are elected by the Directors for a one-year term at each annual meeting, or until otherwise replaced by the Board of Directors. The following table sets forth certain information with respect to the Officers and Directors of the Company.

IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES Larry Jacoby, who is neither an officer nor a director of the Company, is responsible for the Management of Information Systems for the Company.

FAMILY RELATIONSHIPS OF ALL OFFICERS AND DIRECTORS The Company's Vice President Caroline Latta is the spouse of Company President Budd Morris, and Company Assistant Vice President Chad Morris is the son of Company President Budd Morris.

BUSINESS EXPERIENCE OF ALL OFFICERS AND DIRECTORS

  (1)  Background during last 5 years.

Anastasios Kyriakides is the Chairman and Secretary of the Board of Directors of the Company. Mr. Kyriakides received the degree Bachelor of Science in business from Florida International University in 1989; in 1997, he received from the American Institute of Banking a degree in investment banking. Mr. Kyriakides has extensive experience in the field of investment banking and venture capital. From 1989 to the present, Mr. Kyriakides has consulted for numerous companies in the areas of banking, travel, and electronics. In 1994, Mr. Kyriakides became the Chairman of Montgomery Ward Travel, a company created to provide full travel services to 8 million Montgomery Ward customers and credit card holders; he served in this capacity from 1994 to 1996. Prior to that, Mr. Kyriakides had organized the successful start-up operations of Seawind Cruise Line in 1990; Mr. Kyriakides was the founder, and later, the Chairman, CEO, and Secretary until 1994. In 1984, Mr. Kyriakides founded Regency Cruise Line and served as its Chairman and Secretary until 1987. In 1983, Mr. Kyriakides founded the Mylex Corporation to develop and produce the world's first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its inception as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX.

Budd Morris is the President, Treasurer, and chief executive officer of the Company, and is a member of the Board of Directors. Mr. Morris attended Southern Colorado State College during the late 1960s; subsequent to his studies there, Mr. Morris was employed by American Stores, Inc. where he served in upper management positions; from 1987 to 1992, he was Executive Vice President and Officer of Jewel Osco of Florida, a subsidiary of American Stores. In 1993, Mr. Morris left American Stores to become Director of Marketing for Cellular One, a division of McCaw Telecommunications, Inc. From 1995 to 1997, Mr. Morris was Regional Sales and Operations Manager of LIM Imports Corporation. In February of 1997, he accepted the position of President of Internet Stock Exchange Corp. (the former name of Internet Stock Market Resources, Inc.).
Initially, his primary responsibilities were to develop sales collateral, staffing, material, marketing, and alliances, as well as to carry out other managerial duties. In January of 1999, Mr. Morris was appointed to the position of Chief Executive Officer and Treasurer of the Company while retaining the office of President. His duties now include monitoring strategic operations, controlling marketing alliances and expenses, and other such duties traditionally incumbent upon the President and CEO of a public company.

Caroline Latta is a Vice President and the chief financial officer of the Company, and is a member of the Board of Directors of the Company. Ms. Latta attended Drury College in Springfield, Missouri until 1970. Prior to her current position, she co-owned and operated Passport Gateway Magazine, an upscale tourist publication. For three years, she was a mortgage broker consultant for Northern Funding Group, a not-for-profit funding organization. Most recently, she served as a consultant for Internet Stock Market Resources, Inc. from March of 1997 until her appointment to the office of Vice President of Sales and Marketing. Her duties include marketing the Internet site and consulting with principals of public companies needing exposure on the Internet. Ms. Latta was promoted to the office of Chief Financial Officer in January of 1999; her duties now include budgeting and allocation of funds and accounting procedures, as well as such other duties as she has carried since she began her professional relationship with the Company.

Chad Morris is an Assistant Vice President and the chief operating officer of the Company, and is a member of the Board of Directors. Mr. Morris is a recent graduate of the Florida State University, having earned the degree Bachelor of Science in Social Sciences. Mr. Morris was the Financial Officer for a not-for-profit organization, Kappa Alpha Order, from January of 1995 through May of 1997. He was employed by a private technology company, Aerotek Inc., in the capacity of Technical Contracts Manager from 1997 through December of 1998. Mr. Morris came to work for Internet Stock Market Resources, Inc. in January of 1999 as Chief Operating Officer where his duties include sales, marketing, and operations.

  (2)  Directorships.

  (a) Anastasios Kyriakides does not serve as a director of any other public corporation.

  (b) Budd Morris does not serve as a director of any other public corporation.

  (c) Caroline Latta does not serve as a director of any other public corporation.

  (d) Chad Morris does not serve as a director of any other public corporation.

  (f)  Involvement in Certain Legal Proceedings.   None.

  (g)  Promoters and Control Persons.

       (i)   Promoters.  None

       (ii)  Control Persons.

             M.C.K. Marine Enterprises, Inc., a Liberian corporation*, Anastasios Kyriakides.

             *Note: Anastasios Kyriakides, an officer and director of the Company, has controlling interest in M.C.K. Marine
Enterprises, Inc.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to executive officers of the Company for the period June 1, 1998 to May 31, 1999.

           Summary Compensation Table
                                           Long Term Compensation
                                         ____________________________
        Annual compensation              |      Awards      |Payouts|
_________________________________________|__________________|_______|
(a)       (b)   (c)     (d)     (e)      |    (f)     (g)   |  (h)  |   (i)
Name                           Other     |Restrctd Securtis |       |All Other
and                            Annual    |  Stock Underlying|  LTIP | Compen-
Principal                      Compen-   |Award(s) Options/ |Payouts| sation
Position Year Salary($)Bonus($)sation($) |   ($)    SARs (#)|  ($)  |   ($)
_________________________________________|__________________|_______|_________
 CEO                                     |                  |       |
Budd                                     |                  |       |
Morris   1999     0      0      27,628   |    0       0     |   0   |    0
         1998     0      0      64,587   |    0       0     |   0   |    0
         1997     0      0        N/A    |    0       0     |   0   |    0
         ----                            |                  |       |
Anastas- 1999     0      0        0      |    0       0     |   0   |    0
ios      1998     0      0        0      |    0       0     |   0   |    0
Kyriak-  1997     0      0        0      |    0       0     |   0   |    0
ides                                     |                  |       |
-------------                            |                  |       |
 CFO                                     |                  |       |
Caroline                                 |                  |       |
Latta    1999      0     0      10,068   |    0       0     |   0   |    0
         1998     N/A   N/A        938   |   N/A     N/A    |  N/A  |   N/A
         1997     N/A   N/A       N/A    |   N/A     N/A    |  N/A  |   N/A
-------------                            |                  |       |
 COO                                     |                  |       |
Chad                                     |                  |       |
Morris   1999      0     0      10,350   |    0       0     |   0   |    0
         1998     N/A   N/A      N/A     |   N/A     N/A    |  N/A  |   N/A
         1997     N/A   N/A      N/A     |   N/A     N/A    |  N/A  |   N/A

-------------                            |                  |       |
 Secretary                               |                  |       |
Anastas- 1999      0     0        0      |    0       0     |   0   |    0
ios      1998      0    N/A      N/A     |   N/A     N/A    |  N/A  |  25,000
Kyriak-  1997      0    N/A      N/A     |   N/A     N/A    |  N/A  |    0
ides(1)                                  |                  |       |
                                         |                  |       |
-------------                            |                  |       |
 Other Officers/Directors                |                  |       |
John     1999      0     0        0      |    0       0     |   0   |    0
Bramis   1998      0     0        0      |    0       0     |   0   |    0
 (2)     1997      0     0        0      |    0       0     |   0   |    0
         ----                            |                  |       |
John     1999      0     0        0      |    0       0     |   0   |    0
Karava-  1998      0     0        0      |    0       0     |   0   |    0
siles(3) 1997      0     0        0      |    0       0     |   0   |    0
-------------                            |                  |       |

(1) Anastasios Kyriakides had the title of President of the Company until Budd Morris was appointed to the capacity, and had held that title for the Company's predecessor, Internet Stock Exchange Corp.

(2) John Bramis served as an uncompensated officer and director of the Company for approximately the first two quarters of fiscal year 1999, and served similarly for the Company's predecessor, Internet Stock Exchange Corp. In that latter role, he served as uncompensated President.

(3) John Karavasiles served as an uncompensated officer and director of the Company for approximately the first two quarters of fiscal year 1999, and served similarly for the Company's predecessor, Internet Stock Exchange Corp. In that latter role, he served as uncompensated President.

The Company's executive officers currently earn their salaries as independent contractors through commissions on sales. There are currently no contracts with any of the executive officers of the Company; moroever, there is currently no compensation provided to any person in his/her capacity as a director, and no reimbursement for expenses incurred by directors in their capacities as such.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Certain Beneficial Owners.

(b)  Security Ownership of Management.

(1) Title of   (2) Name and Address      (3) Amount and Nature  (4) Percent
    Class        Of Beneficial Owner          Of Beneficial        of Class
                                               Ownership*
------------  --------------------------- --------------------  -----------
Common Stock  M.C.K. Marine Enterprises**        443,989             8.0%
              c/o Anastasios Kyriakides
              204 37th Ave., Suite 332
              St. Petersburg, Fl. 33704

Common stock  Anastasios Kyriakides            2,000,000            38.0%
              204 37th Ave., Suite 332
              St. Petersburg, Fl. 33704

*As of July 16, 1999, and not adjusting for a one-for-nine reverse split of all shares of Common Stock of the Company issued and outstanding on record date June 17, 1999 (i.e., subsequent to the end of the fiscal year).

**M.C.K. Marine Enterprises is controlled by Company director Anastasios Kyriakides.

  Note: As a group, the officers and directors beneficially own approximately 2,443,989 shares at July 16, 1999 (subsequent to, but not adjusting for, a one-for-nine reverse split of all outstanding shares of Common Stock of the Company).

(c) Changes in Control.   None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 15, 1990, the Company issued 443,988,735 restricted common shares to M.C.K. Marine Enterprises, Inc. in exchange for a loan of $1,605,800. M.C.K. Marine Enterprises, Inc. was owned by Company Director Anastasios Kyriakides, the Chairman and Secretary.

Pursuant to the merger of Internet Stock Market Resources, Inc. with and into Internet Stock Exchange Corp. (the predecessor to the Company), said merger becoming effective on September 1, 1998 (described in Item 6, above, and incorporated herein by reference thereto), Company Director, Chairman, and Secretary Anastasios Kyriakides, through affiliate parties, received consideration in the amount of 2,000,000 shares of the Company's Common Stock, and a $1,000,000 note payable. The terms of repayment of that loan have recently been restructured (described in the Notes to the Financial Statements, below, and incorporated herein by reference).

                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed with, and as a part of, this Annual Report on Form 10-KSB:

     1. Consolidated Financial Statements

For a complete list of the Financial Statements filed with this Annual Report on Form 10-KSB, see the Index to Financial Statements.

     2. Exhibits required to be filed by Item 601 of Regulation S-B. Informational filings on Form 8-K are listed below and incorporated herein by reference.

(a) Forms filed during the first three quarters (June 1, 1998 to February 28, 1999) of the fiscal year.
                (i)    Form 8-K, November 18, 1999
                (ii)   Form 8-K, January 21, 1999

(b)  Forms filed during the fourth quarter (March 1, 1999 to May 31,
1999) of the fiscal year.
                (i)     Form 8-K, March 18, 1999
                (ii)    Form 8-K, March 23, 1999
                (iii)   Form 8-K, April 11, 1999
                (iv)    Form 8-K, May 18, 1999.

     3.  Exhibits:

(1) Financial Statements (Exhibit 99.2)
(2) Amendment to Articles of Incorporation (Exhibit 99.3)
(3) Agreement and Plan of Merger or Reorganization (Exhibit 99.4)
(4)  Financial Data Schedule (Exhibit 27)

                               SIGNATURES


SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Internet Stock Market Resources, Inc.
                                      (Company)



DATE:     07/29/99                    By: /s/ Budd Morris
                                          ----------------------------
                                          Budd Morris
                                          President/CEO/Director


                                      By: /s/ Caroline Latta
                                          ----------------------------
                                          Caroline Latta
                                          Vice President/CFO/Director


					By: /s/ Chad Morris
                                          ----------------------------
                                          Chad Morris
                                          Asst. Vice President/COO/Director


					By: /s/ Anastasios Kyriakides
                                          ----------------------------
                                          Anastastios Kyriakides
                                          Chairman/Secretary/Director

                            INDEX TO EXHIBITS

 EXHIBIT     DESCRIPTION                                         PAGE
  99.2      Financial Statements Audited at
            May 31, 1999 and May 31, 1998                         21
  99.3      Amended Articles of Incorporation                     35
  99.4      Ageement or Plan of Reorganization and Merger         36
  27        Financial Data Schedule                               42