Form 10QSB
period 1999-08-31
INTERNET STOCK MARKET RESOURCES INC
filed 1999-10-13
CIK 832517

Form 10-QSB

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

Commission file number: 33-21481-FW

                      Internet Stock Market Resources, Inc.
         (Exact name of small business issuer as specified in its charter)

                   Delaware                                76-0246940
         (State or other jurisdiction                    (IRS Employer
        of incorporation or organization)              Identification No.)

         405 Central Avenue, Lobby, St. Petersburg, Florida 33701
                    (Address of principal executive offices)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date, October 11, 1999: 719,778

Transitional Small Business Disclosure Format (check one): Yes_____ No___X___

Page 1 of 15 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 20 of the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Internet Stock Market Resources, Inc.
            (hereinafter referred to as the "Registrant" or "Company") Registrant prepared the accompanying unaudited financial statements from its books and records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of August 31, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

BALANCE SHEETS (unaudited)

                                                As of
                                           August 31, 1999

ASSETS

CURRENT ASSETS
Cash on hand                                 $      2,185
    Accounts receivable                            81,542
    Allowance for doubtful accounts                (4,893)
Net accounts receivable                            76,649
Recoverable income taxes                            4,539
                                                  -------
   Total current assets                            83,373

PROPERTY AND EQUIPMENT
Office equipment                                   57,104
Less:  Accumulated depreciation                   (19,730)
                                                  -------
   Total property and equipment                    37,374

OTHER ASSETS
Recoverable state income taxes                      1,389
Deposits                                            1,000
                                                  -------
   Total other assets                               2,389
                                                  -------

Total assets                                 $    123,136
                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable                             $     20,152
Payroll liabilities                                 1,454
Accrued professional fees                           3,000
Deferred revenue                                   76,235
Bank overdraft                                      2,820
                                                  -------
   Total current liabilities                 $    103,661

LONG-TERM LIABILITIES
Note payable (6% interest)                   $    535,991

   Total long-term liabilities               $    535,991

    Total liabilities                        $    639,652
DEFICIENCY IN ASSETS
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 719,778 shares
     outstanding                             $        648
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding                   0
Additional paid-in capital                        573,730
Deficit                                        (1,133,527)
Net income                                         56,967
                                               ----------
   Deficiency in assets                      $   (516,516)
                                               ----------
Total liabilities and deficiency
     in assets                               $    123,136
                                               ==========

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF OPERATIONS (unaudited)

                                                          Three Months Ended
                                                              August 31,
                                                          1999          1998

REVENUES                                     $            147,892      48,681

EXPENSES
Advertising                                                 1,525       1,678
Bad debts                                                   4,893           -
Bank charges                                                  206         525
Commissions                                                19,675      15,079
Computer Website fees                                       1,602       1,392
Depreciation & amortization                                 2,870       2,791
Equipment rental                                               45           -
Insurance                                                   2,539       1,190
Interest                                                    8,729       5,696
Licenses and fees                                             585         179
Miscellaneous                                                 177       2,729
Moving expense                                                620           -
Payroll taxes                                               1,681         500
Penalties and fines                                            25           -
Postage and delivery                                          623       1,102
Professional fees                                          13,759      34,737
Rent                                                        4,420       3,370
Repairs and maintenance                                     1,206           -
Salaries and wages                                         13,739       5,600
Supplies                                                    3,778         329
Telephone                                                   7,575       5,319
Trading fees                                                   30       1,763
Travel and entertainment                                      625       2,584
Discontinued expenses adjustment                                -       2,512
                                                          -------     -------
   Total expenses                                          90,925      89,075
                                                          -------     -------

(LOSS) INCOME BEFORE TAXES                                 56,967     (40,394)

   Income taxes (credits)                                       0     (14,137)
                                                          -------     -------

NET (LOSS) INCOME                            $             56,967     (26,257)
                                                         ========   =========

BASIC NET (LOSS) INCOME
   PER COMMON SHARE*                                       0.0872     (0.0954)
                                                         ========    ========

*Based on a weighted average number of shares outstanding of 275,334 (adjusted for a one-for-nine reverse split) during the quarter ended August 31, 1998 and 653,111 during the quarter ended August 31, 1999.

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF CASH FLOWS (unaudited)
                                                           Three Months Ended
                                                               August 31,
                                                           1999         1998

CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income                            $             56,967      26,257

Adjustments to reconcile cash flow:
  Depreciation                                              2,870       2,777
  Decrease (increase) in current assets:
       Accounts receivable                                (21,880)      1,938
       Allowance for doubtful accounts                    (32,427)     (2,143)
       Adjustments for discontinued current assets              -      13,612
  Increase (decrease) in current liabilities:
       Accounts payable                                     8,956      13,513
       Accrued compensation                                  (848)        200
       Accrued interest                                    (1,146)          -
       Accrued professional fees                          (17,150)      3,000
       Deferred revenue                                   (32,652)          -
       Payroll liabilities                                  1,454           -
                                                          -------     -------
Total adjustments                                         (38,727)     32,897
                                                          -------     -------
      Cash provided (used) by operations                  (53,192)     59,154


CASH FLOW FROM INVESTING ACTIVITIES

Sales (purchases) of assets:
    Purchases of assets                                         0        (482)
                                                          -------     -------
      Cash provided (used) by investing                         0        (482)


CASH FLOW FROM FINANCING ACTIVITIES

Cash provided (used) by:
    Notes payable                                        (123,418)    (60,000)
    Common stock issued                                         -     100,000
    Loan from stockholder                                 (19,107)          -
    Additional paid-in capital                            (54,960)          -
                                                          -------     -------
      Cash provided (used) by financing
       activities                                         (87,565)     40,000
                                                          -------     -------
      Net increase (decrease)in cash                     (123,422)     98,672

        Cash at beginning of period                       122,786      98,672
                                                           ------      ------

      Cash at end of period                  $               (636)          0
                                                          =======     =======

See accompanying notes

NOTES TO FINANCIAL STATEMENTS (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

BUSINESS ACTIVITY Internet Stock Market Resources, Inc., (the Company) provides Internet design and access to financial Websites and information on behalf of smaller, growing public companies.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of common stock, $1.00 par value per share, of Internet Stock Market Corp., a closely-held Florida corporation, under an Agreement and Plan of Merger. The shareholders of Internet Stock Market Corp. were compensated with 2,000,000 restricted common shares of the Company's stock and a promissory note in the amount of $1,000,000.

The Surviving Corporation is duly organized under General Corporation Law of the State of Delaware, is in good standing, and is qualified to conduct business in any lawful jurisdiction. The Surviving Corporation has completed all aspects of its merger/acquisition with the Non-surviving Corporation.

ACCOUNTING BASIS These financial statements reflect the merger as if it were a "pooling of interests" of the two entities as a result of common control. Accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. On a pro forma basis, the financial statements for the period June 1, 1999 to August 31, 1999 are derived, in general, by taking the quarterly average of the cumulative results for the period June 1, 1998 to November 30, 1998.

RECLASSIFICATIONS AND RESTATEMENTS Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, amounts in the prior year financial statements have been restated to give retroactive effect to the merger for purposes of comparative financial statement presentation.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At August 31, 1999, the Company was overdrawn $2,820 at its financial institution.

As of August 31, 1999 and 1998, the Company had outstanding trade receivables, which carrying value of these receivables was reduced for estimated uncollectibility to estimated fair market value by an allowance for doubtful accounts. The Company's clients are typically smaller publicly-traded organizations. Consequently, the Company's ability to collect the amounts due from clients may be affected by economic fluctuations in their industries and geographical location, as well as fluctuations in the financial and stock markets in general.

PROPERTY AND EQUIPMENT Property and equipment, consisting of furnishings and equipment used in its current operations, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

LONG-LIVED ASSETS Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

SALES REVENUE Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement. At August 31, deferred revenues were $76,235.

ADVERTISING  Advertising costs are charged to operations in the year incurred.

BASIC NET INCOME (LOSS) PER SHARE Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended August 31, 1999 and August 31, 1998. Net income or loss for the periods presented above are based on a weighted average number of shares outstanding of 275,334 (adjusted for a one-for-nine reverse split; see Note 3, below) during the quarter ended August 31, 1998 and 653,111 during the quarter ended August 31, 1999.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (FAS No. 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS In accordance with the requirements of Statement of Financial Accounting Standards No. 107, the fair value amounts of financial instruments have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the note payable stockholder is estimated based on an annual interest rate of 6% and the anticipated dates of payment and has not been increased accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

2. RELATED PARTY TRANSACTIONS

COMPENSATION AND CONVERSION OF SHARES The compensation to a Non-surviving Corporation (Internet Stock Market Corp.) shareholder for his equity in that business was $1,000,000 in the form of a promissory note payable with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.) This note was due upon demand by the holder, but subsequently changed to allow the Company to accumulate sufficient working capital. The shareholder is an officer and director of the Company.

3. REVERSE SPLIT OF COMMON STOCK

Effective June 30, 1999 for all Common shares of record on June 17, 1999, the Company declared a one-for-nine reverse split.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                    at August 31, 1999
                                                    ------------------
        Office equipment                              $   57,104
        Accumulated depreciation                         (19,730)
                                                        --------
        Property and equipment, net                   $   37,374
                                                      ==========

At August 31, 1999, total depreciation and amortization expense for the fiscal year commencing June 1, 1999 amounted to $2,870.

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:
                                                 as of August 31, 1999
                                                 ---------------------
Professional fees                                    $   3,000
Accrued compensation and related taxes                   1,454
                                                        ------
                                                     $  20,998
                                                     =========

At August 31, 1999, the Company was overdrawn at its financial institution by $2,820.

6. STOCKHOLDERS' EQUITY

The Company has authorized 50,000,000 shares of common stock with a par value of $.0001 per share. At August 31, 1999 719,778 shares and 2,478,001 shares, respectively, were issued and outstanding. The Company has authorized 1,000,000 shares of preferred $.01 par value.

PRIVATE OFFERING In August 1998, the Board of Directors authorized the Company to offer and sell to foreign investors up to 4,000,000 shares of its common stock at a purchase price of $.25 per share under a private placement to foreign investors, pursuant to an exemption available under the Securities Act of 1933, as amended. Under this offering, which was made prior to the merger, 2,800,000 shares were issued at prices ranging from $.12 to $.25 generating net proceeds of $504,937 prior to May 31, 1999. Additional (pre-reverse split) shares of 1,200,000 were sold in June 1999 for $72,000, with payment in July 1999.

7. INCOME TAXES

For the year ended May 31, 1999, the Company generated for U.S. income tax purposes a net operating loss of approximately $93,300. This loss carryforward expires in the year 2018. The Company had a net operating loss carryforward of approximately $2,850,000 as of May 31, 1998. However, as of September 1, 1998, and subsequently, there were ownership changes in the Company as defined in
Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change were virtually eliminated. The utilization of the remaining carryforward is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result primarily from the use of the accelerated cost recovery method of depreciation and the write-off method for accounts receivable as opposed to the allowance method. Statement No. 109 also provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

8. COMMITMENTS AND CONTINGENCIES

LEASED PREMISES The Company leases its facilities in St. Petersburg, Florida under a three-year lease agreement dated July 24, 1997. The lease provides for monthly payments of $1,124. Rent expense for the period commencing June 1, 1999 and ended August 31, 1999 was $4,420.

Future minimum lease payments under the lease agreement for years ending May 31 are as follows:
                                2000   $13,488
                                2001     2,248
                                       -------
                                       $15,736
                                       =======

CONSULTING AGREEMENTS From time-to-time, the Company engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

POTENTIAL ACQUISITIONS The Company is negotiating with Micro Bytes Computer Center, Inc. for the purchase of business assets and inventory and has executed a Letter of Intent dated June 16, 1999. The purchase would be accomplished in part by the issuance of restricted common stock by the Company, which would be given "piggy-back" registration rights.

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gives the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. Delcor manufactures and assembles electronic components, and employs approximately 75 people.

9. GOING CONCERN AND MANAGEMENT'S PLAN

GOING CONCERN The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at May 31, 1999, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about the Company's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS Management has decided to address the Company's financial situation by the following:

Sale of 133,334 additional shares of Common stock for $72,000 as part of its foreign private placement, expected to be received in July 1999.

The note payable stockholder has been restructured and will not be satisfied until the Company has an acceptable working capital.

An SB-2 is expected to be filed with the United States Securities and Exchange Commission, which would provide for the Company to raise up to $5,000,000 from the general public.

Acquisition of at least two, possibly four, additional companies in the computer and internet fields for a better vertical integration and to spread general and administrative costs over a broader base. In that regard, three letters of intent have been signed and the Company is in the process of drafting agreements and performing its due diligence.

Increase promotional expenditures in an effort to increase revenues.

10. SUBSEQUENT EVENTS AND MATERIAL CONTINGENCIES

In September of 1999, the Company filed with the Securities Exchange Commission a registration statement pursuant to a contemplated offering of the Company's securities. Through this proposed secondary public offering, the Company anticipates raising as much as $5,000,000. With respect to this offering, the Company has entered into a "best efforts" underwriting agreement whereby a qualified broker/dealer will participate in the sale of the securities that are the subject of the offering. Management has no information regarding an "effective date" for the offering, nor does it have any assurance that, even if the registration statement is duly qualified, the offering will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On August 17, 1998, the Company changed its name to Internet Stock Market Resources, Inc. and subsequently announced that it had merged with the private, close Florida corporation Internet Stock Market Corp. The financial statements herewith presented of the Surviving Corporation reflect the effect of the "pooling of interests" of the private corporation (the "Non-surviving Corporation") with that of the Company (the "Surviving Corporation" of the merger/acquisition). The effective date of the merger coincides with the first day (September 1, 1998) of the second quarter of the Company's previous fiscal year. The discussion that follows (and all future discussions) will exclusively address the financial statements of the "pooled," Surviving Corporation. The Company's fiscal year ends on May 31; as such, the financial statements herein presented are for the Company's first quarter, ended August 31, of the current fiscal year. Care should be taken when comparing the results of the just-ended first quarter with those of the previous year, as latter information is presented herein on a pro forma basis as if the merger/acquisition noted above occurred during the first quarter of last year, rather than in the second quarter. As such, analyses below will be weighted more substantially toward comparisons of the August 31, 1999 results with those of the quarter ended May 31, 1999.

Revenues for the Company's first quarter were $147,892, constituting an increase of 133% over revenues for the previous quarter, and 204% over pro forma revenues for the first quarter of the previous fiscal year. Management attributes the majority of this increase to its aggressive strategy of acquiring new business for its core business as an Internet portal for displaying information about client corporations. Significant additions to its book of business have afforded the Company a number of opportunities to provide news releases about clients; these, in turn, have brought the Company's services to the attention of even more prospective clients.

While revenues increased by more than 200% over the prior-year's first quarter, expenses grew by less than 35%, reflecting the previous dominance of the Company's fixed costs of operation that have now been overcome by increasing revenues and the relatively modest nature of the Company's variable costs. It is the belief of Management that, provided revenues can be sustained and increased quarter-over-quarter, concommitant increases in expenses will not challenge increases in profitability for the foreseeable future. Year-over-year, the most significant changes in expenses came in the two distinguishable categories: the first includes bad debts, which rose from no recognition to almost $4,900, and interest, which rose 53% on service load to the note payable; the second includes variable costs typically associated with increasing corporate activity. In this latter category, commissions rose by almost 31%, payroll taxes rose by 236%, salaries and wages rose by 145%, supplies rose by 1048%, and telephone expense rose by 42%. The component of these vaariable costs attributable to increased compensation to Comapny personnel rose by $13,916; this was offset by a decline of $20,978 in professional fees as the Company utilize internal human resources to carry out some duties previously handled by outside professionals. Management is mindful that this trade-off can be carried only to a certain extent, but believes that this gives clear evidence of the success of aggressive expense management policies being promoted internally.

Although net income for the fourth quarter of the Company's previous year was positive, this was almost entirely the result of tax credit effects. The net income for the period just ended is entirely the result of revenues exceeding expenses, and may be viewed as a watershed for the Company. Whereas for the year-previous first quarter, the Company had a net loss of more than $26,000, the Company now has achieved a net income of almost $57,000. On an earnings-per-share basis (and adjusting the year-previous earnings for the effect of a recent one-for-nine reverse split of all Common stock shares), the Company earned $0.087 cents per share for the quarter just ended against a loss of $0.095 for the year-previous first quarter.

From the previous fiscal year's fourth quarter to the first quarter herewith reported, total assets fell from $192,301 to $120,316, representing a decline of 37.4%, this erosion almost entirely due to a precipitous decline in net cash from more than $120,000 to slightly less than zero, offset to some extent by a rise of almost $60,000 in accounts receivable. Management is mindful of this significantly tight cash position, and is instituting cash management policies to prevent such short-term liquidity situations from arising again. Current liabilities declined from the previous quarter by 61%, although a substantial portion of this decline, $113,550, is the result of the previous quarter's recognition of the current portion of a note payable; excluding this item, current liabilities declined by slightly less than 31%, although accounts payable rose by almost 80% to more than $20,000.

As previously noted by Management, the Company's current ratio continues to improve, rising to 0.75 from the quarter-previous value of 0.58.
Nevertheless, the slightly negative cash level at August 31, 1999 should be considered a qualification on the otherwise-improving current ratio.

From the previous quarter, the Company's deficiency in assets declined by more than 18%, confirming for the quarter Management's prior assertions that the asset deficiency would be steadily decreased, quarter ove quarter, until gone. Although at the current rate, the deficiency would be eliminated in approximately five quarters, Management cautions that a deficiency may remain somewhat longer.

During the quarter ended August 31, 1999, Management continued to focus attention on two areas of Company activity: the Internet business, as described above, and the acquisition of other, related enterprises. The Company has entered into a memorandum of understanding with one such acquisition target, Delcor Industries, a closely-held, Florida corporation that manufactures and assembles electronic components. The closing of this deal is predicated on the availability of funds from an offering of the Company's securities.

The Company is negotiating with Micro Bytes Computer Center, Inc. for the purchase of business assets and inventory and has executed a Letter of Intent dated June 16, 1999. The purchase would be accomplished in part by the issuance of restricted common stock by the Company, which would be given "piggy-back" registration rights.

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gives the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. Delcor manufactures and assembles electronic components, and employs approximately 75 people. This agreement includes a requirement for cash payment that the Company will be able to make only if the proceeds from a contemplated offering of Company securities is successful (see the next paragraph).

In late September, 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to a contemplated offering of securities. Management is obligated to restrict Company activities to the normal course during this period, and to not discuss certain matters related to the offering.

MANAGEMENT'S PLANS Management is addressing address the Company's financial situation by the following:

Continuation of growth in revenues in its core business.
As anticipated by Management, the Company has demonstrated by the current quarter's results that it can increase revenues through aggressive marketing of its Internet-related services. Furthermore, this growth in quarter-over-quarter revenues has been attended by a less-than comensurate increase in expenditures, resulting in first-time-ever pre-tax positive net income. Management does not anticipate expenses in the foreseeable future again challenging the revenues' ability to create profitability. Moreover, any extraordinary expenditures the Company anticipates incurring will only be made when and if the funds from a contemplated offering (see above) are available.

Sale of 133,334 additional shares of Common stock for $72,000 as part of its foreign private placement was received in July 1999.

A note payable stockholder has been restructured and will not be satisfied until the Company has an acceptable level of working capital. Further restructuring of this obligation, including a debt-for-equity exchange, may be instituted. Although Management has not made a final decision with regard to this possibility, the result would be to substantially reduce the long-term liabilities of the Company, as well as to remove the outflow of cash required to service this debt.

In September, 1999, a registration statement on Form SB-2 was filed with the United States Securities and Exchange Commission; the anticipated proceeds would provide for the Company with as much as $5,000,000 from the general public. Such proceeds would not only increase considerably the liquidity of the Company, but they would also afford the Company to complete anticipated acquisitions that would also provide long-term cash flow enhancements for the Company.

Management believes that, even in the absence of the net proceeds from an offering of its securities, the Company has the ability at this time to continue operations, particularly in light of its growth in revenues. No material, adverse contingencies are perceived at this time, other than those arising from the intensely competitive environment in which the Company operates. Provided the Company can stay abreast of the changes in technology, and provided the Company can continue to offer its existing and prospective clients a level of services they cannot find elsewhere, the Company can remain a going concern and be a permanent part of the information technology landscape in the 21st Century.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) If the instruments defining the rights of the holders of any class of registered securities have been materially modified, give the title of the class of securities involved and state briefly the general effect of such modification upon the rights of holders of such securities.

In June, 1999, the Board of Directors declared a one-for-nine reverse split of all Common stock shares of the Company, effective June 30, 1999, for shareholders of record as of June 17, 1999. The Company herewith reports this action, although it is Management's judgment that the reverse split, in and of itself, should have no material effect on the shareholders or any securities of the Company.

During the period, the Company changed the designation of its Preferred stock authorized (par value $0.001 per share) from "Preferred" to "Convertible Preferred." At this time, no rights, designations, or privileges have been assigned to this class of stock, but the material effect of this change will be that, if Preferred shares are ultimately issued by the Company, their conversion to Common shares would dilute the existing Common stock.

   (c) Furnish the information required by Item 701 of Regulation S-B (Section
228.701 of this chapter) as to all equity securities of the Registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act.

In July of 1999, the Company sold 133,334 shares of its Common stock for $72,000 in a foreign private placement.


ITEM 5. OTHER INFORMATION

The Company is negotiating with Micro Bytes Computer Center, Inc. for the purchase of business assets and inventory and has executed a Letter of Intent dated June 16, 1999. The purchase would be accomplished in part by the issuance of restricted common stock by the Company, which would be given "piggy-back" registration rights.

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gives the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. Delcor manufactures and assembles electronic components, and employs approximately 75 people.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

(1) Form 8-K, June 24, 1999: Press release concerning one-for-nine reverse split of Company's Common stock (Item 5).

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Internet Stock Market Resources, Inc.
                                         (Registrant)



DATE:     10/13/99                    By: /s/ Anastasios Kyriakides
                                         ----------------------------
                                         Anastasios Kyriakides
                                         Chairman/Secretary/Director

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule