Form 10QSB/A
period 1999-08-31
INTERNET STOCK MARKET RESOURCES INC
filed 1999-12-09
CIK 832517

Form 10-QSB

                                  Amendment 1

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1999
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

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

Page 1 of 15 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 21 of the sequential numbering system.

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

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

BALANCE SHEETS (unaudited)

                                                As of
                                           August 31, 1999

ASSETS

CURRENT ASSETS
Cash on hand                                 $          -
Accounts receivable, less allowance for
 doubtful accounts of $4,983 at August 31,
 1999                                              76,649
Recoverable income taxes                            5,928
                                                  -------
   Total current assets                            82,577

PROPERTY AND EQUIPMENT
Office equipment                                   57,104
Less:  Accumulated depreciation                   (19,730)
                                                  -------
   Total property and equipment                    37,375

DEPOSITS                                            1,000
                                                  -------
TOTAL ASSETS                                 $    120,952
                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Bank overdraft                               $      2,820
Accounts payable                                   20,152
Accrued and other liabilities                       4,454
Deferred revenue                                   76,235
                                                  -------
   TOTAL CURRENT LIABILITIES                 $    103,661

NOTE PAYABLE TO STOCKHOLDER, 6%, DUE
 JUNE 1, 2000                                $    535,991

   TOTAL LIABILITIES                         $    639,652

DEFICIENCY IN ASSETS
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 719,777 shares
     outstanding                             $         72
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding                   0
Additional paid-in capital                        560,074
Deficit                                        (1,078,846)
                                               ----------
   TOTAL DEFICIENCY IN ASSETS                $   (518,700)
                                               ----------
Total liabilities and deficiency
     in assets                               $    120,952
                                               ==========

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF OPERATIONS (unaudited)

                                                          Three Months Ended
                                                              August 31,
                                                          1999          1998

REVENUES                                     $            151,091      48,681

EXPENSES
Bad debts                                                   4,893           -
Depreciation & amortization                                 2,870       2,791
Office rent                                                 4,420       3,370
General and administrative                                 50,867      37,162
Interest                                                    8,729       5,696
Professional fees                                          13,759      34,737
Telephone                                                   7,575       5,319
                                                          -------     -------
   TOTAL EXPENSES                                          93,133      89,075
                                                          -------     -------

INCOME (LOSS) FROM OPERATIONS BEFORE
 TAXES                                                     57,978     (40,394)

PROVISION FOR INCOME TAXES                                 19,368     (14,137)
                                                          -------     -------
TAX BENEFIT FROM UTILIZATION
 OF NET OPERATING LOSS
 CARRYFORWARDS                                            (19,368)          -


NET INCOME (LOSS)                            $             57,978     (26,257)
                                                         ========   =========
BASIC NET INCOME (LOSS)
   PER COMMON SHARE*                                         0.09       (.10)
                                                         ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING                       563,111    275,333
                                                         ========    =======

*August 31, 1998 weighted average number of shares outstanding of 275,334 has been adjusted for a one-for-nine reverse split) during the quarter ended August 31, 1999.

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.
f/k/a Internet Stock Exchange Corp.

STATEMENTS OF CASH FLOWS (unaudited)
                                                           Three Months Ended
                                                               August 31,
                                                           1999         1998

CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income                            $             57,978      26,257

Adjustments to reconcile cash flow:
  Depreciation and amortization                             2,870       2,777
  Changes in assets and liabilities
  Decrease (increase) in current assets:
       Accounts receivable                                (54,307)       (205)
       Other current assets                                     -     (13,612)
  Increase (decrease) in current liabilities:
       Accounts payable                                     8,956      13,513
       Accrued and other liabilities                      (19,144)      3,200
       Deferred income                                    (35,848)          -
       Other liabilities                                   (1,454)          -
                                                          -------     -------
NET CASH (USED) PROVIDED BY OPERATIONS                    (38,041)      6,654
                                                          -------     -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (87,565)     40,000
                                                          -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                                    (482)
                                                          -------     -------
NET CASH USED BY INVESTING ACTIVITIES                           0        (482)
                                                          -------     -------

(DECREASE) INCREASE IN CASH                              (125,606)     46,172

CASH, BEGINNING                                           122,786     107,653
                                                           ------      ------
CASH, ENDING                                 $             (2,820)    153,825
                                                          =======     =======

See accompanying notes

NOTES TO FINANCIAL STATEMENTS (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

BUSINESS ACTIVITY Internet Stock Market Resources, Inc., (the Company) provides business and advertising information and design on behalf of our clients (generally smaller, growing public companies) to end users using the Internet. The Company's "portal" includes hyperlinks to other financial Websites.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of Common Stock, $1.00 par value per share, of Internet Stock Market Corp., a closely-held Florida corporation, under an Agreement and Plan of Merger. The shareholders of Internet Stock Market Corp. were compensated with 222,222 restricted shares of the Company's Common Stock and a promissory note in the amount of $1,000,000.

The Surviving Corporation is duly organized under General Corporation Law of the State of Delaware, is in good standing, and is qualified to conduct business in any lawful jurisdiction. The Surviving Corporation has completed all aspects of our merger/acquisition with the Non-surviving Corporation.

ACCOUNTING BASIS These financial statements reflect the merger as if it were a "pooling of interests" of the two entities under common control in accordance with Accounting Interpretations of the Accounting Principles Board Opinion No. 16, "Transfers and Exchanges Between Companies Under Common Control," which requires the assets and liabilities so transferred to be accounted for at historical cost in a manner similar to that used in pooling of interests accounting. Accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results.

UNAUDITED FINANCIAL STATEMENTS The unaudited financial statements as of August 31, 1999 and for the three months ended August 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

RECLASSIFICATIONS AND RESTATEMENTS Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, amounts in the prior year financial statements have been restated to give retroactive effect to the merger for purposes of comparative financial statement presentation. Also, issued and outstanding Common stock shares reported for prior periods have been adjusted for a June, 1999, one-for-nine reverse split of all outstanding Common stock shares.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains our day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The amounts in excess were $21,851 and $8,672 at May 31, 1999 and 1998, respectively.

As of May 31, 1999 and 1998, the Company had outstanding trade receivables, which carrying value of these receivables was reduced for estimated uncollectibility to estimated fair market value by an allowance for doubtful accounts. The Company's clients are typically smaller publicly-traded organizations. Consequently, the Company's ability to collect the amounts due from clients may be affected by economic fluctuations in their industries and geographical location, as well as fluctuations in the financial and stock markets in general.

PROPERTY AND EQUIPMENT Property and equipment, consisting of furnishings and equipment used in our current operations, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

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

SALES REVENUE Revenues from sales are recorded as the services are rendered, when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Services paid in advance on contracts in excess of one month are deferred and recognized monthly, pro-rata, over the term of the agreement.

ADVERTISING Advertising and business development costs are charged to operations in the period incurred.

BASIC NET LOSS PER SHARE Basic net loss per common share is computed by dividing the net income or loss available to Common Stockholders by the weighted average number of common shares outstanding during each period. There were no Common Stock equivalents as of the years ended May 31, 1999 and May 31, 1998.

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

3.   RESTRICTED CASH

In May 1998, the Board of Directors authorized the Company to offer and sell shares of our Common Stock under a private placement, which was subsequently canceled. Prior to the year end, May 31, 1998, the Company received $50,000 from an investor to purchase shares of our Common Stock, which was subsequently returned to the investor.

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                              1999         1998
Office equipment              $ 57,104    $ 55,526
Accumulated depreciation       (16,860)     (5,553)
                              --------    --------
Property and equipment, net   $ 40,244    $ 49,973

Total depreciation expense for the years ended May 31, 1999 and 1998, amounted to $11,307 and $5,553, respectively.

5.   ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

                                          1999         1998
Professional fees                         $ 20,150    $  6,900
Accrued compensation and related taxes         848         196
Deposit on potential purchase of stock           -      50,000
                                           --------    --------
                                          $ 20,998    $ 57,096

6.   STOCKHOLDERS' EQUITY

The Company has authorized 50,000,000 shares of Common Stock with a par value of $.0001 per share. At May 31, 1999 and 1998, 586,444 shares and 275,333 shares, respectively, were issued and outstanding.

The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01 per share, and convertible into two shares of Common Stock for $2 within one year of the subscription date. No Preferred shares have been issued. Any rights and preferences will be established by the Company's Board of Directors upon issuance.

PRIVATE OFFERING In August 1998, the Board of Directors authorized the Company to offer and sell to foreign investors up to 444,444 shares of our Common Stock at a purchase price of $.25 per share under a private placement to foreign investors, pursuant to an exemption available under the Securities Act of 1933, as amended. Under this offering, which was prepared prior to the Merger (although no stock was sold nor proceeds received before the Merger), 311,111 shares were issued at prices ranging from $1.08 to $2.25 generating net proceeds of $504,937 prior to May 31, 1999. Additional shares of 133,333 were sold in June 1999 for $72,000, with payment expected in July 1999.

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

8.   COMMITMENTS AND CONTINGENCIES

LEASED PREMISES The Company leases our facilities in St. Petersburg, Florida under a three-year lease agreement dated July 24, 1997. The lease provides for monthly payments of $1,124. Rent expense for the years ended May 31, 1999 and 1998, was $13,482 and $12,359, respectively.

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

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of our key computer systems and software application and believes they are Year 2000 compliant. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

POTENTIAL ACQUISITIONS On May 25, 1999, the Board of Directors authorized negotiations with PEP Equities, Inc. for the purpose of acquiring an interest to the extent that it would become a subsidiary of the Company.

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

GOING CONCERN The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at May 31, 1999, had a working capital deficit and a deficiency in assets. These and other factors raise substantial doubt about the Company's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS Management has decided to address the Company's financial situation by the following:

Sale of 133,333 additional shares of Common Stock for $72,000 as part of our foreign private placement, expected to be received in July 1999.

The note payable stockholder has been restructured and will not be satisfied until the Company has an acceptable working capital.

An SB-2 is expected to be filed with the United States Securities and Exchange Commission, which would provide for the Company to raise up to $5,000,000 from the general public.

Acquisition of at least two, possibly four, additional companies in the computer and Internet fields for a better vertical integration and to spread general and administrative costs over a broader base. In that regard, three letters of intent have been signed and the Company is in the process of drafting agreements before performing our due diligence. Before proceeding with such due diligence, the Company must first raise the necessary capital. The acquisitions would be significant to the Company, but they are improbable if the Company is unable to fund them.

Increase promotional expenditures in an effort to increase revenues.

10.  SUBSEQUENT EVENTS

REVERSE STOCK SPLIT During the first fiscal quarter of the Company's 1998 fiscal year, the Common Stock of the Company experienced a significant decline in the trading per share price. In addition to the detrimental effect the lower trading price had to the shareholders, it diminished the Company's ability to make acquisitions using the Company's Common Stock. As a result of the above, effective on June 30, 1999, the Company reverse split our common stock at a ratio of one new share for each nine old shares issued and outstanding. Retroactive recognition of the reverse stock split has been given to all share amounts reported in the May 31, 1999, and 1998 financial statements.

SALE OF COMMON STOCK On June 14, 1999, the Company sold the remaining 133,333 shares of our Common Stock from our private placement for $72,000; however, the amount is unpaid.

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

Revenues for the Company's first quarter were $151,091, constituting an increase 210% over revenues for the first quarter of the previous fiscal year. Management attributes the majority of this increase to its aggressive strategy of acquiring new business for its core business as an Internet portal for displaying information about client corporations. Significant additions to its book of business have afforded the Company a number of opportunities to provide news releases about clients; these, in turn, have brought the Company's services to the attention of even more prospective clients.

While revenues increased by more than 200% over the prior-year's first quarter, expenses grew by less than 4.5%, reflecting the previous dominance of the Company's fixed costs of operation that have now been overcome by increasing revenues and the relatively modest nature of the Company's variable costs. It is the belief of Management that, provided revenues can be sustained and increased quarter-over-quarter, concomitant increases in expenses will not challenge increases in profitability for the foreseeable future. Year-over-year, the most significant changes in expenses came in the two distinguishable categories: the first includes bad debts, which rose from no recognition to almost $4,900, and interest, which rose 53% on service load to the note payable; the second includes variable costs typically associated with increasing corporate activity. In this latter category, commissions rose by almost 31%, payroll taxes rose by 236%, salaries and wages rose by 145%, supplies rose by 1048%, and telephone expense rose by 42%. The component of these variable costs attributable to increased compensation to Company personnel rose by $13,916; this was offset by a decline of $20,978 in professional fees as the Company utilized internal human resources to carry out some duties previously handled by outside professionals. Management is mindful that this trade-off can be carried only to a certain extent, but believes that this gives clear evidence of the success of aggressive expense management policies being promoted internally.

Although net income for the fourth quarter of the Company's previous year was positive, this was almost entirely the result of tax credit effects. The net income for the period just ended is entirely the result of revenues exceeding expenses, and may be viewed as a watershed for the Company. Whereas for the year-previous first quarter, the Company had a net loss of more than $26,000, the Company now has achieved a net income of almost $58,000. On an earnings-per-share basis (and adjusting the year-previous earnings for the effect of a recent one-for-nine reverse split of all Common stock shares), the Company earned $0.089 cents per share for the quarter just ended against a loss of $0.095 for the year-previous first quarter.

From the previous fiscal year's fourth quarter to the first quarter herewith reported, total assets fell from $192,301 to $120,952, representing a decline of 37%, this erosion almost entirely due to a precipitous decline in net cash from more than $120,000 to slightly less than zero, offset to some extent by a rise of about $44,000 in net accounts receivable. Management is mindful of this significantly tight cash position, and is instituting cash management policies to prevent such short-term liquidity situations from arising again. Current liabilities declined from the previous quarter by 61%, although a substantial portion of this decline, $113,550, is the result of the previous quarter's recognition of the current portion of a note payable; excluding this item, current liabilities declined by slightly less than 31%, although accounts payable rose by almost 80% to more than $20,000.

As previously noted by Management, the Company's current ratio continues to improve, rising to 0.80 from the quarter-previous value of 0.58.
Nevertheless, the slightly negative cash level at August 31, 1999 should be considered a qualification on the otherwise-improving current ratio.

From the previous quarter, the Company's deficiency in assets declined by almost 18%, confirming for the quarter Management's prior assertions that the asset deficiency would be steadily decreased, quarter over quarter, until gone. Although at the current rate, the deficiency would be eliminated in approximately five quarters, Management cautions that a deficiency may remain somewhat longer.

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

MANAGEMENT'S PLANS Management is addressing address the Company's financial situation by the following:

Continuation of growth in revenues in its core business.
As anticipated by Management, the Company has demonstrated by the current quarter's results that it can increase revenues through aggressive marketing of its Internet-related services. Furthermore, this growth in quarter-over-quarter revenues has been attended by a less-than commensurate increase in expenditures, resulting in first-time-ever pre-tax positive net income. Management does not anticipate expenses in the foreseeable future again challenging the revenues' ability to create profitability. Moreover, any extraordinary expenditures the Company anticipates incurring will only be made when and if the funds from a contemplated offering (see above) are available.

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

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.
                                       17

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


                                         Internet Stock Market Resources, Inc.
                                         (Registrant)



DATE:     12/07/99                    By: /s/ Anastasios Kyriakides
                                         ----------------------------
                                         Anastasios Kyriakides
                                         Chairman/Secretary/Director

                            INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule