Form 10QSB
period 1999-11-30
INTERNET STOCK MARKET RESOURCES INC
filed 2000-01-14
CIK 832517

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934.
                             For the quarterly period ended November 30, 1999

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the transition period from ______________  to _____________

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

       405 Central Avenue, 102 Lobby Level, St. Petersburg, Florida 33701
                    (Address of principal executive offices)

                                (727) 896-9696
                          (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 719,778 shares of Common Stock, par value $0.0001 per share, as of January 3, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

Page 1 of 21 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 20 in the sequential page numbering.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     Internet Stock Market Resources, Inc.
          (hereinafter referred to as the "Registrant" or "Company") Registrant prepared the accompanying unaudited financial statements from its books and records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of November 30, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The financial statements do not include all information and footnotes required by GAAP.

INTERNET STOCK MARKET RESOURCES, INC.

                                 BALANCE SHEETS
                                  (unaudited)

                                                As of
                                          November 30, 1999
                                                 ($)
ASSETS

CURRENT ASSETS
Cash on hand                                       16,603
    Accounts receivable                            56,355
    Allowance for doubtful accounts                (3,381)
Net accounts receivable                            52,974
Recoverable income taxes                            4,539
                                                  -------
   Total current assets                            74,116

PROPERTY AND EQUIPMENT
Office equipment                                   57,104
Less:  Accumulated depreciation                   (22,600)
                                                  -------
   Total property and equipment                    34,504

OTHER ASSETS
Recoverable state income taxes                      1,389
Deposits                                            1,000
                                                  -------
   Total other assets                               2,389
                                                  -------

Total assets                                      111,009
                                                 ========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable                                   32,053
Payroll liabilities                                   483
Accrued professional fees                           2,600
Deferred revenue                                   29,749
                                                  -------
   Total current liabilities                       64,885

LONG-TERM LIABILITIES
Note payable (6% interest)                        556,464
                                                  -------
   Total long-term liabilities                    556,464

    Total liabilities                             621,349

DEFICIENCY IN ASSETS
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 719,778 shares
     outstanding                                       72
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding                   0
Additional paid-in capital                        560,861
Deficit                                        (1,071,273)
                                               ----------
   Deficiency in assets                          (510,340)
                                               ----------
Total liabilities and deficiency
     in assets                                    111,009
                                                 ========

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    Three Months Ended     Six Months Ended
                                       November 30,          November 30,
                                      1999       1998       1999      1998
                                      ($)        ($)        ($)       ($)

REVENUES                               82,735    48,680     233,826    97,361

EXPENSES
Bad debts                               4,188         -       9,081         -
Depreciation & amortization             2,870     2,762       5,740     5,553
Office rent                             1,686     3,371       6,106     6,741
General and administrative             49,553    37,191     100,420    74,353
Interest                                8,223     5,696      16,952    11,392
Professional fees                       7,120    34,736      20,879    69,473
Telephone                               4,718     5,318      12,293    10,637
                                      -------   -------     -------   -------
   TOTAL EXPENSES                      78,338    89,074     171,471   178,149
                                      -------   -------     -------   -------

INCOME (LOSS) FROM OPERATIONS BEFORE
 TAXES                                  4,377   (40,394)     62,355   (80,788)

PROVISION FOR INCOME TAXES (CREDITS)    1,463   (14,138)     20,827   (28,275)
                                      -------   -------     -------   -------
TAX BENEFIT FROM UTILIZATION OF NET
 OPERATING LOSS CARRYFORWARDS          (1,463)        -     (20,827)        -

NET INCOME (LOSS)                       4,377   (26,256)     62,355   (52,513)
                                      =======   =======     =======   =======
BASIC NET INCOME (LOSS) PER COMMON
   SHARE*                                0.01     (0.05)       0.09     (0.14)
                                      =======   =======     =======   =======

                                      |------------Number of Shares----------|
WEIGHTED AVERAGE SHARES OUTSTANDING*  719,778   496,089     686,445   385,711
                                      =======   =======     =======   =======

*Common Stock shares outstanding have been retroactively adjusted to reflect a one-for-nine reverse split of all Common shares that occurred on June 30, 1999.

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.

                             STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                              November 30,
                                                           1999         1998
                                                           ($)          ($)
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income                                          62,355     (52,513)

Adjustments to reconcile cash flow:
  Depreciation and amortization                             5,740       5,553
  Changes in assets and liabilities
  Decrease (increase) in current assets:
       Accounts receivable                                  3,308       3,877
       Other current assets                                     -      27,223
  Increase (decrease) in current liabilities:
       Accounts payable                                    20,857      27,025
       Accrued and other liabilities                      (53,001)      6,400
       Deferred income                                    (79,139)          -
                                                          -------     -------
NET CASH (USED) PROVIDED BY OPERATIONS                    (39,880)     17,565
                                                          -------     -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (66,303)     80,000
                                                          -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                           -        (963)
                                                          -------     -------
NET CASH USED BY INVESTING ACTIVITIES                           0        (963)
                                                          -------     -------

(DECREASE) INCREASE IN CASH                              (106,183)     96,602

CASH, BEGINNING                                           122,786     107,653
                                                          -------     -------
CASH, ENDING                                               16,603     204,255
                                                          =======     =======

See accompanying notes.

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

RECLASSIFICATIONS AND RESTATEMENTS Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, amounts in the prior year financial statements have been restated to give retroactive effect to the merger for purposes of comparative financial statements presentation.

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

As of November 30, 1999 and 1998, the Company had outstanding trade receivables, which carrying value of these receivables was reduced for estimated uncollectibility to estimated fair market value by an allowance for doubtful accounts. The Company's clients are typically smaller publicly-traded organizations. Consequently, the Company's ability to collect the amounts due from clients may be affected by economic fluctuations in their industries and geographical location, as well as fluctuations in the financial and stock markets in general.

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

SALES REVENUE Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement. At November 30, deferred revenues were $29,749.

ADVERTISING  Advertising costs are charged to operations in the year incurred.

BASIC NET INCOME (LOSS) PER SHARE Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended November 30, 1999 and November 30, 1998. Net income or loss for the periods presented above are based on a weighted average number of shares outstanding of 385,711 (adjusted for a one-for-nine reverse split; see Note 3, below) during the six months ended, 1998 and 686,445 during the six months ended November 30, 1999.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Property and Equipment
                                                   at November 30, 1999
                                                   --------------------
        Office equipment                              $   57,104
        Accumulated depreciation                         (22,600)
                                                         -------
        Property and equipment, net                   $   34,504
                                                         =======

At November 30, 1999, total depreciation and amortization expense for the fiscal year commencing June 1, 1999 amounted to $5,740.

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

Accrued Liabilities
                                                as of November 30, 1999
                                                -----------------------
Professional fees                                    $   20,879
Accrued compensation and related taxes                    2,600
                                                         ------
                                                     $   18,279
                                                         ======

6. STOCKHOLDERS' EQUITY

The Company has authorized 50,000,000 shares of common stock with a par value of $.0001 per share. At November 30, 1999 and November 30, 1998, there were 719,778 shares and 496,087 shares, respectively, were issued and outstanding. The Company has authorized 1,000,000 shares of preferred $.01 par value.

PRIVATE OFFERING In August 1998, the Board of Directors authorized the Company to offer and sell to foreign investors up to 444,445 shares of its common stock at a purchase price of $.25 per share under a private placement to foreign investors, pursuant to an exemption available under the Securities Act of 1933, as amended. Under this offering, which was made prior to the merger, 311,112 shares were issued at prices ranging from $.12 to $.25 generating net proceeds of $504,937 prior to May 31, 1999. Additional (pre-reverse split) shares of 133,334 were sold in June 1999 for $72,000, with payment in July 1999.

7. INCOME TAXES

For the year ended May 31, 1999, the Company generated for U.S. income tax purposes a net operating loss of approximately $93,300. This loss carry-forward expires in the year 2018. The Company had a net operating loss carryforward of approximately $2,850,000 as of May 31, 1998. However, as of September 1, 1998, and subsequently, there were ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change were virtually eliminated. The utilization of the remaining carryforward is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

8. COMMITMENTS AND CONTINGENCIES

LEASED PREMISES The Company leases its facilities in St. Petersburg, Florida under a three-year lease agreement dated July 24, 1997. The lease provides for monthly payments of $1,124. Rent expense for the period commencing June 1, 1999 and ended November 30, 1999 was $6,106.

Future minimum lease payments under the lease agreement for years ending May 31 are as follows:

Minimum Lease Payments
                                Year  Amount ($)
                                2000   13,488
                                2001    2,248
                                       ------
                                       15,736
                                       ======

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

POTENTIAL ACQUISITIONS On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gave the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. By verbal agreement, the parties have extended this deadline. Delcor manufactures and assembles electronic components, and employs approximately 75 people.

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

MANAGEMENT'S PLANS Management has decided to address the Company's financial situation by the following:

Sale of 133,334 additional shares of Common stock for $72,000 as part of its foreign private placement, was received in July 1999.

The note payable stockholder has been restructured and will not be satisfied until the Company has an acceptable working capital.

An SB-2 has been filed with the United States Securities and Exchange Commission, which would provide for the Company to raise up to $5,000,000 from the general public.

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

10. SUBSEQUENT EVENTS AND MATERIAL CONTINGENCIES

In September of 1999, the Company filed with the Securities Exchange Commission a registration statement pursuant to a contemplated offering of the Company's securities. Through this proposed secondary public offering, the Company anticipates raising as much as $5,000,000 prior to the possible exercise of certain Class A Preferred Stock shares included in the Units of the offering. Management has no information regarding an "effective date" for the offering, nor does it have any assurance that, even if the registration statement is duly qualified, the offering will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR -- The Private Securities Litigation Reform Act of l995 provides a "safe harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-QSB contain statements that are forward-looking, such as statements relating to the future anticipated development activities, plans for future expansion, various activities, planned capital expenditures, future funding sources, anticipated sales growth and potential contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Internet Stock Market Resources, Inc. These risks and uncertainties include, but are not limited to, those relating to development and expansion activities, dependence on existing management, financing activities, domestic and global economic conditions, change in Federal or state laws, and market competition factors.

On August 17, 1998, the Company changed its name to Internet Stock Market Resources, Inc. and subsequently announced that it had merged with the private, close Florida corporation Internet Stock Market Corp. The financial statements herewith presented of the Surviving Corporation reflect the transaction as if it were a "pooling of interests" of the private corporation (the "Non-surviving Corporation") with that of the Company (the "Surviving Corporation" of the merger/acquisition). The effective date of the merger coincides with the first day (September 1, 1998) of the second quarter of the Company's previous fiscal year. The discussion that follows (and all future discussions) will exclusively address the financial statements of the "pooled," Surviving Corporation. The Company's fiscal year ends on May 31; as such, the financial statements herein presented are for the six months ended November 30 of the current fiscal year.

Revenues for the six months were $233,826 against revenues for the year-previous period of 97,361, marking a rise of 140%. For the second quarter of the current fiscal year, revenues were $82,735, down from $151,091 for the first three months of this fiscal year. The rise in revenue for the current six-month period over that of the previous fiscal year is entirely attributable to the expansion of the Company's client base. Management believes that the drop in this quarter's revenue compared to last quarter's is the result of certain temporary responsibilities the Company's senior officers assumed during the Autumn that depressed new client development activities, which are their primary tasks.

Expenses fell 3.7% from the year-previous period's, the majority of this reduction due to the internalization of costs of professional services now handled by Company personnel. From the first quarter to the second quarter of the current fiscal year, total expenses declined 11.4%, this decrease being the net result of increasing general and administrative expenses and bad debt expense increasing against a continuing decline in professional fees. For the year-previous six months, total expenses were 183% of revenues, while they are 73% of revenues for the current fiscal year to date. As stated in previous reports, Management believes that this is the result of certain fixed costs of operation being spread over a larger base of revenues. Management believes that this process will continue, provided revenues from operations continue to grow.

The Company's cash position rose to $16,603 at November 30, 1999, from -$2,820 at August 31, 1999, this marked improvement being the result of several factors, the primary one being a more aggressive management of receivables and payables. It is Management's full intention to maintain this discipline over cash. From November 30, 1998 to November 30, 1999, cash declined by almost 83%; however, Management believes that certain temporary factors resulted in a cash position that was unnecessarily high in the Autumn of 1998, and considers its cash position now more in line with the level of operations and the Company's current need for liquidity.

Current assets at November 30, 1999 were 48.4% less than they were one year earlier, and they were 10.2% less than they were at August 30, 1999. The decline from the previous year is attributable to the drop in cash noted above, as well as to certain changes in the recognition of current assets. The decline in current assets from August to November of the current year is largely the net effect of a contraction in accounts receivable to provide cash.

With respect to current liabilities, as mentioned above, Management allowed accounts payable to rise by $12,000, or 59%, from the August, 1999 level to conserve cash. The level at November 30, 1999 is also 40.6% higher than it was at November 30, 1998. Management is currently analyzing the increase in the Company's accounts payable as a percentage of current liabilities to determine if the recent increases in operational activity warrant the rise.

Current liabilities at November 30, 1999 were $64,885, which represents a decline of 56% from November 30, 1998 current liabilities, and a decline of 37% from current liabilities at August 31, 1999. (Note that the year-previous level of current liabilities discussed here does not include a note payable that has, since year-previous results were reported, been re-assigned to long-term liabilities.) The Company's current ratio (current assets divided by current liabilities, a measure of the Company's ability to meet short-term obligations with relatively liquid resources) has improved to 1.14X from 0.80X at August 31, 1999 and 0.97X at November 30, 1998.

The Company's sole long-term liability - a note payable to a shareholder - has declined by 37% from November 30, 1998, but rose about $20,000, or less than 4%, from August 31, 1999. Management is committed to maintaining a schedule of retirement of this obligation, but will do so in a manner consistent with maintaining adequate cash for operations.

The Company's total liabilities have declined 34.5% since November 30, 1998, and have declined 2.9% from August 31, 1999. Management's current strategy is to keep downward pressure on total liabilities to reduce the financial risk of the Company bears. To the extent that current liabilities can be maintained within a reasonable range of their current levels, and the outstanding balance on the note payable can continue to be retired, Management believes that total liabilities can continue to be lessened.

The Company's deficiency in assets as fallen to -$510,340, 32.8% less than it was at November 30, 1998, and 10.0% less than it was at August 31, 1999. It is Management's judgment that the contraction of the Company's deficiency in assets will continue, but that the time frame in which the deficiency will be eliminated is unpredictable at this time, depending on both the results of operations and on the results of certain external equity financing discussed below.

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gave the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. By verbal agreement, the parties to the letter of intent continue to plan for the acquisition. Delcor manufactures and assembles electronic components, and employs approximately 75 people. This agreement includes a requirement for cash payment that the Company will be able to make only if the proceeds from a contemplated offering of Company securities is successful (see the next paragraph).

On September 25, 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to a contemplated offering of securities. The Comapny has subsequently filed amendment to this registration statement. Management is obligated to restrict Company activities to the normal course during this period, and to not discuss certain matters related to the offering.

MANAGEMENT'S PLANS Management is addressing address the Company's financial situation by the following:

* Continuation of growth in revenues in its core business.
The Company has continued to demonstrate that it can increase revenues through aggressive marketing of its Internet-related services; furthermore, this growth in quarter-over-quarter revenues continues to be attended by a moderate increases in expenses, resulting now in the consecutive quarters of positive earnings. Although Management anticipates a successful offering of its securities (see above), the focus of the Company's personnel will continue to be development of the core business of Internet-based corporate profiling.

*Sale of 133,334 additional shares of Common stock for $72,000 as part of its foreign private placement was received in July 1999.

*A note payable stockholder has been restructured and will not be satisfied until the Company has an acceptable level of working capital. Further restructuring of this obligation, including a debt-for-equity exchange, may be instituted. Although Management has not made a final decision with regard to this possibility, the result would be to substantially reduce the long-term liabilities of the Company, as well as to remove the outflow of cash required to service this debt.

*As noted above, in September, 1999, a registration statement on Form SB-2 was filed with the United States Securities and Exchange Commission; the anticipated proceeds would provide for the Company with as much as $5,000,000 from the general public. Such proceeds would not only increase considerably the liquidity of the Company, but they would also afford the Company to complete anticipated acquisitions that would also provide long-term cash flow enhancements for the Company.

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

On November 24, 1999, the Board of Directors of the Company designated nine hundred thirty-three thousand three hundred thirty-three (933,333) of its authorized preferred shares as Class A Preferred Stock of the corporation. The material features of this designation are as follows:

* Each Class A Preferred Stock share is convertible into two shares of ISMR Common Stock.
* For one year from the issue date, the conversion price is $2.
* After one year, the conversion price is the market bid price for two shares of ISMR Common Stock.
* The market bid price to be used otherwise in calculation of conversion price is the bid price at 4:00 p.m. on the previous business day on the national exchange on which ISMR Common Stock trades.
* The "previous day" will be the day prior to notification via United States Postal Service.
* Class A Preferred Stock has no voting rights.
* Other than liquidation rights to the extent of par value, which is $0.01 per share Preferred, the Class A Preferred Stock has no preemptive or other special rights unless granted by law or statute.
* Class A Preferred Stock has no rights to dividends of any kind.
* The Board of Directors can declare a Class A Preferred Stock dividend if it wishes to, but if it does declare such a dividend, that does not mean the Class A Preferred Stock has any right to dividends after that.
* If any part of the designation of the Class A Preferred Stock is held invalid (by a court, for example), the rest of the class's designation is still valid.


   (c) Furnish the information required by Item 701 of Regulation S-B (Section 228.701 of this chapter) as to all equity securities of the registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act.

In July of 1999, the Company sold 133,334 shares of its Common stock for $72,000 in a foreign private placement.


ITEM 5. Other Information

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gave the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. By verbal agreement, the parties have extended this deadline. The Delcor manufactures and assembles electronic components, and employs approximately 75 people.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

(1) Form 8-K, June 24, 1999: Press release concerning one-for-nine reverse split of Company's Common stock (Item 5).
(2) Form 8-K, July 21, 1999: Press release announcing new client (Item 5).
(3) Form 8-K, July 22, 1999: Press release announcing new client (Item 5).
(4) Form 8-K, September 20, 1999: Press release announcing new client
    (Item 5).
(5) Form 8-K, October 4, 1999: Press release announcing new client (Item 5).
(6) Form 8-K, October 14, 1999: Press release announcing new client (Item 5).
(7) Form 8-K, November 17, 1999: Press release announcing new client (Item 5).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Internet Stock Market Resources, Inc.
                                         (Registrant)



DATE:     1/13/00                    By: /s/ Anastasios Kyriakides
                                         ----------------------------
                                         Anastasios Kyriakides
                                         Chairman/Secretary/Director

                                INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule