Form 10QSB
period 2000-02-29
INTERNET STOCK MARKET RESOURCES INC
filed 2000-04-14
CIK 832517

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934.
                             For the quarterly period ended February 29, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 1,107,333 shares of Common Stock, par value $0.0001 per share, as of March 31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

Page 1 of 23 pages contained in sequential numbering system.
The Exhibit Index may be found on Page 21 in the sequential page numbering.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     Internet Stock Market Resources, Inc.
          (hereinafter referred to as the "Registrant" or "Company") Registrant prepared the accompanying unaudited financial statements from its books and records. In Management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of February 29, 2000, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The financial statements do not include all information and footnotes required by GAAP.

INTERNET STOCK MARKET RESOURCES, INC.

                                 BALANCE SHEETS
                                  (unaudited)

                                                As of
                                          February 29, 2000
                                                 ($)
ASSETS

CURRENT ASSETS
Cash on hand                                            -
    Accounts receivable                            47,355
    Allowance for doubtful accounts                (3,381)
Net accounts receivable                            43,974
                                                  -------
    Total current assets                           43,974
                                                  -------
PROPERTY AND EQUIPMENT
Office equipment                                   57,104
Less:  Accumulated depreciation                   (25,470)
                                                  -------
   Total property and equipment                    31,634
                                                  -------

OTHER ASSETS
Deferred offering costs                            36,895
Recoverable income taxes                            4,539
Recoverable state income taxes                      1,389
Deposits                                            1,000
                                                  -------
   Total other assets                              43,823
                                                  -------

Total assets                                      119,431
                                                 ========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Bank overdraft                                      1,695
Accounts payable                                   32,053
Accrued interest payable                            8,345
Payroll liabilities                                   113
Accrued professional fees                           2,600
Deferred revenue                                   23,249
                                                  -------
   Total current liabilities                       68,055
                                                  -------

LONG-TERM LIABILITIES
Shareholder advance                                17,000
Note payable (6% interest)                        556,464
                                                  -------
   Total long-term liabilities                    573,464
                                                  -------

    Total liabilities                             641,519
                                                  -------

DEFICIENCY IN ASSETS
Common stock, par value $0.0001 per
     share, 50,000,000 shares
     authorized, 719,778 shares
     outstanding                                       72
Preferred stock, par value $0.01 per
     share, 10,000,000 shares
     authorized, 0 shares outstanding                   0
Additional paid-in capital                        560,861
Deficit                                        (1,083,021)
                                               ----------
   Deficiency in assets                          (522,088)
                                               ----------
Total liabilities and deficiency
     in assets                                    119,431
                                                 ========

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    Three Months Ended     Nine Months Ended
                                       February 29,          February 29,
                                      2000       1999       2000      1999
                                      ($)        ($)        ($)       ($)

REVENUES                               44,705    53,137     278,531   150,498
                                       ------    ------     -------   -------

EXPENSES
Bad debts                                   -    51,413       9,081    51,413
Depreciation & amortization             2,870     2,821       8,610     8,374
Office rent                             1,686     3,371       7,792    10,112
General and administrative             18,231    28,142     118,651   104,271
Interest                                8,345     7,975      25,297    19,367
Professional fees                      17,478         -      38,357    67,698
Telephone                               7,843     4,171      20,136    14,808
                                      -------   -------     -------   -------
   TOTAL EXPENSES                      56,453    97,893     227,924   276,042
                                      -------   -------     -------   -------

INCOME (LOSS) FROM OPERATIONS BEFORE
 TAXES                                (11,730)  (44,756)     50,607  (125,545)

PROVISION FOR INCOME TAXES (CREDITS)   (3,988)  (12,860)     16,839   (41,135)

TAX BENEFIT FROM UTILIZATION OF NET
 OPERATING LOSS CARRYFORWARDS           3,988         -     (16,839)        -

NET INCOME (LOSS)                     (11,730)  (31,896)     50,607   (84,410)
                                      =======   =======     =======   =======
BASIC NET INCOME (LOSS) PER COMMON
   SHARE*                               (0.02)    (0.06)       0.07     (0.20)
                                      =======   =======     =======   =======

                                      |------------Number of Shares----------|
WEIGHTED AVERAGE SHARES OUTSTANDING*  719,778   496,089     697,556   422,504
                                      =======   =======     =======   =======

*Common Stock shares outstanding have been retroactively adjusted to reflect a one-for-nine reverse split of all Common shares that occurred on June 30, 1999.

See accompanying notes.

INTERNET STOCK MARKET RESOURCES, INC.

                             STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Nine Months Ended
                                                              February 29,
                                                           2000         1999
                                                           ($)          ($)
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income                                          50,607     (84,410)

Adjustments to reconcile cash flow:
  Depreciation and amortization                             8,610       8,374
  Changes in assets and liabilities
  Decrease (increase) in current assets:
       Accounts receivable                                 12,308      22,039
       Other current assets                                     -      60,440
  Increase (decrease) in current liabilities:
       Accounts payable                                    20,857       5,091
       Accrued and other liabilities                      (51,526)    (45,411)
       Deferred income                                    (79,139)          -
                                                          -------     -------
NET CASH (USED) PROVIDED BY OPERATIONS                    (38,283)    (33,877)

                                                          -------     -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (86,198)     73,975
                                                          -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                           -           -
                                                          -------     -------
NET CASH USED BY INVESTING ACTIVITIES                           0       6,663
                                                          -------     -------

(DECREASE) INCREASE IN CASH                              (124,481)     40,098

CASH, BEGINNING                                           122,786           -
                                                          -------     -------
CASH (BANK OVERDRAFT), ENDING                              (1,695)     46,761
                                                          =======     =======

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

BUSINESS ACTIVITY Internet Stock Market Resources, Inc., provides business and advertising information and design on behalf of its clients, which are generally smaller, growing public companies, to end users using the Internet. Internet Stock Market Resources' portal includes links to other financial Websites.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of common stock, $1.00 par value per share, of Internet Stock Market Corp., a closely-held Florida corporation, under an Agreement and Plan of Merger. The shareholders of Internet Stock Market Corp. were compensated with 222,222 restricted shares of Internet Stock Market Resources' common stock and a promissory note in the amount of $1,000,000.

The Surviving Corporation is duly organized under General Corporation Law of the State of Delaware, is in good standing, and is qualified to conduct business in any lawful jurisdiction. The Surviving Corporation has completed all aspects of the merger/acquisition with the Non-surviving Corporation.

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

UNAUDITED FINANCIAL STATEMENTS The unaudited financial statements as of and for the three and nine months ended February 29, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

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

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, Internet Stock Market Resources considers all highly liquid debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject Internet Stock Market Resources to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits.

As of February 29, 2000 and 1999, Internet Stock Market Resources had outstanding trade receivables, which carrying value of these receivables was reduced for estimated uncollectibility to estimated fair market value by an allowance for doubtful accounts. Internet Stock Market Resources' clients are typically smaller publicly-traded organizations. Consequently, the Company's ability to collect the amounts due from clients may be affected by economic fluctuations in their industries and geographical location, as well as fluctuations in the financial and stock markets in general.

PROPERTY AND EQUIPMENT Property and equipment, consisting of furnishings and equipment used in current operations, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

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

BASIC NET INCOME (LOSS) PER SHARE Basic net loss per common share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period. There were no common stock equivalents as of the periods ended February 29, 2000 and February 28, 2000.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (FAS No. 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in Internet Stock Market Resources' financial statements compared to the tax returns.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS In accordance with the requirements of Statement of Financial Accounting Standards No. 107, the fair value amounts of financial instruments have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of Internet Stock Market Resources' financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the note payable stockholder is estimated based on an annual interest rate of 6% and the anticipated dates of payment and has not been increased accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

2.    RELATED PARTY TRANSACTIONS

COMPENSATION AND CONVERSION OF SHARES The compensation to a Non-surviving Corporation (Internet Stock Market Corp.) shareholder for his equity in that business was $1,000,000 in the form of a promissory note payable with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.) This note was due upon demand by the holder, but subsequently changed to allow the Company to accumulate sufficient working capital. The shareholder is an officer and director of Internet Stock Market Resources.

3.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                               February 29,      May 31,     May 31,
                                   2000           1999        1998
                                   ($)            ($)         ($)
Office equipment                 57,104           57,104     55,526
Accumulated depreciation        (25,470)         (16,860)    (5,553)
                                 ------           ------     ------
Property and equipment, net      31,634           40,244     49,973
                                 ======           ======     ======

Total depreciation expense for the nine months ended February 29, 2000 and February 28, 1999, amounted to $8,610 and $8,310, respectively.

4.    ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

                                      Current Year
                                        to Date         1999        1998
                                          ($)            ($)         ($)
Accrued compensation and related taxes     113          20,150       6,900
Professional fees                        2,600             848         196
Deposit on potential purchase of stock       -               -      50,000
                                        ------          ------      ------
                                         2,713          20,998      57,096
                                        ======          ======      ======

5.    STOCKHOLDERS' EQUITY

Internet Stock Market Resources has authorized 50,000,000 shares of common stock with a par value of $.0001 per share. At February 29, 2000 and 1999, 719,778 shares and 496,089 shares, respectively, were issued and outstanding.

The Company has authorized 1,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors has designated 933,333 of these shares of preferred stock as Class A. The primary features of the Class A preferred shares are as follows: (a) Each issued and outstanding Class A preferred stock share is exchangeable for two shares of Internet Stock Market Resources common stock; (b) for one year from the issue date, the exchange price is $2; (c) after one year, the exchange price is the market bid price for two shares of Internet Stock Market Resources common stock; (d) the market bid price to be used otherwise in calculation of exchange price is the bid price at 4:00 p.m. on the previous business day on the national exchange on which Internet Stock Market Resources common stock trades; (e) the previous day will be the day prior to notification via United States Postal Service; (f) Class A preferred stock has no voting rights; (g) other than liquidation rights to the extent of par value, which is $0.01 per share preferred, the Class A preferred stock has no preemptive or other special rights unless granted by law or statute; (h) Class A preferred stock has no rights to dividends of any kind; (i) the Board of Directors can declare a Class A preferred stock dividend if it wishes to, but if it does declare such a dividend, that does not mean the Class A preferred stock has any right to dividends after that; (j) if any part of the designation of the Class A preferred stock is held invalid, the rest of the class's designation is still valid.

PRIVATE OFFERING In August 1998, the Board of Directors authorized Internet Stock Market Resources to offer and sell to foreign investors up to 444,444 shares of its common stock at a purchase price of $.25 per share under a private placement to foreign investors, pursuant to an exemption available under the Securities Act of 1933, as amended. Under this offering, which was prepared prior to the Merger (although no stock was sold nor proceeds received before the Merger, and the offering was neither legally binding nor probable until such time after the merger as the offering was consummated), 311,111 shares were issued at prices ranging from $1.08 to $2.25 generating net proceeds of $504,937 prior to May 31, 1999. Additional shares of 133,333 were sold in June 1999 for $54,960, with payment in July 1999.

PUBLIC OFFERING On February 11, 2000, a Form SB-2 registration statement pursuant to a public offering of securities of the Company was declared effective by the United States Securities and Exchange Commission. From the effective date to February 29, 2000, none of the securities so registered were sold. (See Notes 7 and 9, below.)

6.    INCOME TAXES

For the year ended May 31, 1999, Internet Stock Market Resources generated for U.S. income tax purposes a net operating loss of approximately $93,300. This loss carryforward expires in the year 2018. The Company had a net operating loss carryforward of approximately $2,850,000 as of May 31, 1998. However, as of September 1, 1998, and subsequently, there were ownership changes in Internet Stock Market Resources as defined in Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change were virtually eliminated. The utilization of the remaining carryforward is dependent on Internet Stock Market Resources' ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

Internet Stock Market Resources computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result primarily from the use of the accelerated cost recovery method of depreciation and the write-off method for accounts receivable as opposed to the allowance method. Statement No. 109 also provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

7.    COMMITMENTS AND CONTINGENCIES

LEASED PREMISES Internet Stock Market Resources leases its facilities in St. Petersburg, Florida under a three-year lease agreement dated July 24, 1997. The lease provides for monthly payments of $1,124. Rent expenses for the nine months ended February 29, 2000 and February 28, 1999, were $7,792 and $9,789, respectively. At February 29, 2000, future minimum lease payments under the lease agreement totaled $12,364.


CONSULTING AGREEMENTS From time-to-time, Internet Stock Market Resources engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification of and negotiation with potential sellers of assets.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. Internet Stock Market Resources has conducted a thorough assessment of its key computer systems and software applications and has determined that they are Year 2000 compliant. Based on review of its systems subsequent to January 1, 2000, Internet Stock Market Resources has found no problems attributable to Year 2000 non-compliant systems or components; as such the cost of addressing the Year 2000 issue did not have, and will not likely have, a material impact on Internet Stock Market Resources' financial position or results of operations.

On June 30, 1999, a letter of intent was signed by Internet Stock Market Resources and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent has since expired, and Internet Stock Market Resources is not currently in discussions with Delcor.

GOING CONCERN The accompanying financial statements have been prepared assuming Internet Stock Market Resources will continue as a going concern. Internet Stock Market Resources has suffered recurring losses from operations and at February 29, 2000, had a working capital deficit and a deficiency in assets. These and other factors raise substantial doubt about Internet Stock Market Resources' ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS Management has decided to address Internet Stock Market Resources' financial situation by the following:
    * The proceeds from sale of 133,333 additional shares of common stock for $54,960 as part of its foreign private placement, was received in July 1999.
    * The note payable stockholder has been restructured and will not be satisfied until Internet Stock Market Resources has an acceptable working capital.

    * On February 11, 2000, a public offering of the Company's securities was declared effective by the United States Securities and Exchange Commission; this offering provides for Internet Stock Market Resources to raise as much as approximately $8,333,330 from the general public.
    * Purchase of the operating assets of at least two, possibly four, additional companies in the computer and Internet fields for a better vertical integration and to spread general and administrative costs over a broader base. The procurement of such assets would be significant to Internet Stock Market Resources but would be improbable if Internet Stock Market Resources is unable to fund the purchases.
    *  Increase promotional expenditures in an effort to increase revenues.

8.    OTHER EVENTS

REVERSE STOCK SPLIT During the first half of calendar year 1999, the common stock of Internet Stock Market Resources experienced a significant decline in the trading per share price. In addition to the detrimental effect the lower trading price had to the shareholders, it diminished Internet Stock Market Resources' ability to make acquisitions or asset purchases using Internet Stock Market Resources' common stock. As a result of the above, effective on June 30, 1999, Internet Stock Market Resources reverse split its common stock at a ratio of one new share for each nine old shares issued and outstanding. Retroactive recognition of the reverse stock split has been given to all share amounts reported in the February 29, 2000 financial statements.

SALE OF COMMON STOCK On June 14, 1999, Internet Stock Market Resources sold the remaining 133,333 shares of its common stock from its private placement for $54,960; payment was received in July of 1999.

9.    SUBSEQUENT EVENTS

Pursuant to a current public offering of the Company's securities (see Notes 5 and 7, above), from March 1 through March 31, 2000, the Company sold 83,000 Units of its securities, resulting in the issuance of 332,000 shares of the Company's Common Stock and 83,000 shares of its Class A Preferred Stock. Proceeds from these sales totaled $830,000.

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

Revenues for the nine months were $278,531 against revenues for the year-previous period of $150,498, marking a rise of 85%. For the third quarter of the current fiscal year, revenues were $44,705, down 46% from the previous three months of this fiscal year and down 16% from third-quarter results for the previous fiscal year. Although substantially higher than last year's nine-month results, revenues for the third quarter of this year were dramatically weaker than last quarter's results, and lower than the year-earlier third quarter's; this decline in revenues has occurred in two consecutive quarters, and this quarter's revenues were weak enough to cause a net operating loss, as fixed costs again became dominant in the Company's cost structure.

Expenses fell 42.3% from the year-previous quarter's, with much of this reduction due to the internalization of costs of professional services now handled by Company personnel, in addition to generally greater fiscal discipline Management has been able to impose. From the second quarter to the third quarter of the current fiscal year, total expenses declined 28.0%, this decrease being largely due to variable costs that followed sales activity downward, and substantial costs associated with the preparation of the registration statement having to be capitalized rather than expensed. For the year-previous nine months, total expenses were 183% of revenues, while they are 82% of revenues for the current fiscal year to date, up from 73% of revenues for the first half of the current fiscal year.

At February 29, 2000, the Company's net cash position was negative: although tighter cash management controls had been put into place because of previous liquidity problems, the decline in cash caused by the drop in sales revenue, coupled with the costs associated with the preparation of the registration statement and the commencement of the offering described above, served to cause an overdraft of almost $1,700 at February 29, 2000. The Company accepted a shareholder advance of $17,000 during the quarter.

Current assets at February 29, 2000 were 42.4% less than they were one year earlier, and they were 32.2% less than they were at November 30, 1999. Both of these declines are largely attributable to declines in cash, although the quarter-over-quarter fall in revenues also contributed to a greater-than 20% decline in accounts receivable, as well, exacerbating the erosion of the base of current assets.

The rise of more than 7.5% in total assets from the previous quarter, despite the marked decline in current assets, is entirely due to the offering costs that have been capitalized. Management anticipates that further offering costs will be incurred as the offering progresses over the 180 days from February 11, 2000.

Current liabilities rose modestly from November 30, 1999 to February 29, 2000, moving from $64,885 to $68,055, which represents an increase of less than 5%. The Company's current ratio (current assets divided by current liabilities, a measure of the Company's ability to meet short-term obligations with relatively liquid resources) eroded significantly, falling to 0.65X from 1.14X at November 30, 1999 and 2.8X at February 28, 1998. (Note that the year-previous level of current liabilities discussed here does not include a note payable that has, since year-previous results were reported, been re-assigned to long-term liabilities.)

The Company's long-term liabilities - now consisting of a note payable to a shareholder and a shareholder advance - have declined by 21.3% from February 28, 1999 (as long-term liabilities would have been stated with the assignment of the note payable as it is now recognized), but has risen by $17,000 from November 30, 1999, that rise being the amount of the shareholder's advance received during the quarter. While Management is committed to the retirement of the obligations constituting long-term liabilities, the Company's cash situation has not warranted any recent payments on principle. Management anticipates this situation changing with the proceeds from the previously-described offering.

The Company's total liabilities rose by 3.2% since November 30, 1999, this being mostly the result of the shareholder advance noted above. Year over year, the Company's total liabilities fell by 15.2%, evidencing Management's long-term effort to reduce total liabilities to lessen the financial risk the Company bears; given that Management can successfully institute a recovery of sales revenue to provide cash, and given that proceeds of the current offering will also provide liquidity, Management believes such a planned reduction in total liabilities is entirely feasible.

Due to the net loss the Company suffered for the quarter ended February 29, 2000, its deficiency in assets widened to about $522,000 from slightly more than -$510,000 at November 30, 1999, but is still about 20% less than it was a year ago. It is Management's judgment that, over the long term, the contraction of the Company's deficiency in assets will continue, again provided sales revenue can recover. This analysis does not take into account the effect that a successful sale of the securities in the offering described previously would have: in the event that some or all of the contemplated proceeds of that offering are realized by the Company, the effect on the deficiency in assets could range from narrowing it slightly to completely eliminating it.

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gave the parties until August 1, 1999 to sign a purchase agreement to finalize the acquisition. Subsequent to the expiration of that letter, by verbal agreement, the parties thereto had discussed the purchase of the operating assets of Delcor. Those discussions have now ceased.

On September 25, 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 pursuant to a contemplated offering of securities. On February 11, 2000, the United States Securities and Exchange Commission declared the registration statement, as amended, effective. Through the offering, the Company plans to sell as many as 833,333 Units of its securities at $10 per Unit, where each Unit consists of four shares of Common Stock of the Company and one share of Class A Preferred Stock of the Company (see Part II, Item 2(a) of this Report for a description of the Class A Preferred Stock).

MANAGEMENT'S PLANS Although this quarter's loss was narrow, being less than $12,000, Management is now focusing much more heavily on the sales aspect of its core business. As noted in last quarter's Management Discussion and Analysis, the Company had been in the process of having a public offering qualified by the United States Securities and Exchange Commission. Because the Company has fewer than six employees, each had to take on a substantial burden with respect to the preparation of the Form SB-2 registration statement and the seven amendments thereto; these same individuals are responsible for all sales revenue generated by the Company, so the time put into preparation of the prospectus and other components of that registration statement directly and adversely affected their time producing sales revenue. The registration statement was declared effective on February 11, 2000, so Management has been able, since that date, to return to its primary duties. Management is optimistic that it can, over the next several quarters, regain not just the level of, but also the growth in, sales that it had achieved during the Spring and Summer of calendar year 1999.

With respect to the cash deficit at February 29, 2000, Management believes that the original liquidity management plan was adequate for most normal circumstances in which the Company would find itself, and proceeds from the offering will be adequate for future operations.

Management's efforts to address the Company's financial situation have included the following:

* The Company has demonstrated in the past that it can increase revenues through aggressive marketing of its Internet-related services, and that this growth can occur at diminishing marginal expenses; therefore, while Management anticipates a successful offering of its securities (see above), the focus of the Company's personnel will continue to be development of the core business of Internet-based corporate profiling.

* In July of the current fiscal year, the Company received $54,960 from the sale of 133,334 additional shares of Common stock as part of its foreign private placement.

* During the current fiscal year, a note payable to a stockholder was restructured and will not be satisfied until the Company has an acceptable level of working capital. Further restructuring of this obligation, including a debt-for-equity exchange, may be instituted.

* As noted above, on February 11, 2000, a registration statement on Form SB-2 filed by the Company was declared effective by the United States Securities and Exchange Commission; the anticipated proceeds would provide for the Company with as much as $8,333,330 from the general public. Such proceeds would not only increase considerably the liquidity of the Company, but would also allow it to buy other companies' operating assets to create subsidiaries that would provide long-term sources of cash flow for the Company. Subsequent to the end of the quarter that is the subject of this Report, the Company commenced sales of securities in this offering: at March 31, 2000, the Company had sold 83,000 Units, resulting in cash proceeds of $830,000 and the issuance of 332,000 new shares of Common Stock and 83,000 shares of Class A Preferred Stock.

Management believes that, even in the absence of the net proceeds from an offering of its securities, the Company has the ability at this time to continue operations. Provided Management can regain its ability to sustain and increase sales revenues quarter over quarter, Management anticipates no material, impending, adverse contingencies other than those arising from the intensely competitive environment in which the Company operates. Provided the Company can stay abreast of the changes in technology, and provided the Company can continue to offer its existing and prospective clients a level of services they cannot find elsewhere, the Company can remain a going concern and be a permanent part of the information technology landscape in the 21st Century.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a final assessment of its key computer systems and software application and has found them to have been Year 2000 compliant. Management has determined that the cost of addressing the Year 2000 did not have a material impact on the Company's financial position or results of operations.

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

   (1) In July of 1999, the Company sold 133,334 shares of its Common stock for $54,960 in a foreign private placement.

   (3) In February of 2000, the Company issued to certain of its officers a total of 55,556 shares of Common Stock for aggregate par value. These securities are restricted within the meaning of 17 CFR 230.144.


ITEM 5. Other Information

On June 30, 1999, a letter of intent was signed by the Company and Delcor Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent expired on August 1, 1999. Since the expiration of that letter if intent, the Company has ceased negotiations to acquire the operating assets of Delcor.


ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits (Item 601 of Regulation S-B).

      (1) Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K.

      None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Internet Stock Market Resources, Inc.
                                         (Registrant)



DATE:     4/14/00                    By: /s/ Anastasios Kyriakides
                                         ----------------------------
                                         Anastasios Kyriakides
                                         Chairman/Secretary/Director

                       INDEX TO EXHIBITS

            EXHIBIT       DESCRIPTION

              27          Financial Data Schedule