Form 10KSB
period 2000-05-31
INTERNET STOCK MARKET RESOURCES INC
filed 2000-08-25
CIK 832517

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended May 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____________ to _____________. Commission file number 33-21481-FW

                                 VENTURENET, INC.
                     (Name of small business issuer in its charter)
         Delaware                                            76-0246940
(State or other jurisdiction   I.R.S.Employer
    or incorporation)                                    Identification No.)

                        27349 Jefferson Ave, Suite 200
                             Temecula, CA 92590
                   (Address of principal executive offices)

                 Issuer's telephone number: (909) 693-1644

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

The issuer's revenues for its most recent fiscal year:  $370,688.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of August 15, 2000: $1,342,554

There were 26,565,777 total shares outstanding of the issuer's common stock, $.0001 par value per share, as of August 15, 2000.

                                 VENTURENET, INC.
                                   FORM 10-KSB

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

Item 1.  Description of Business.



Overview

We specialize in funding extraordinary entrepreneurs operating businesses that represent dynamic growth potential. We bridge the gap between these promising growth companies needing capital and their access to the capital markets. By bringing capital to these companies, we ignite a creative synergy that rewards the sprit of enterprise and safeguards entrusted capital.

STRATEGIES FOR GROWTH OPPORTUNITIES

At VentureNet, we assist promising companies reach their next level of performance by becoming publicly traded companies. We qualify only those companies whose performance has successfully migrated beyond start-up, but have yet to be discovered by venture capitalists or institutional investors. Candidate companies are scrutinized for their growth history, profit potential, market trends and management teams as part of a rigorous due diligence process. We assess market potential as well as channels of distribution. We analyze a company's business plan to quantify real profit potential, and identify prospective partnering opportunities with established companies.

THE EARLY ADVANTAGE

We look for qualified companies that are planning to go public within 6 to 24 months after we invest in them. Our early-stage investment allows us to obtain a large equity position in these companies-often at a substantial discount to the existing offering price. In this way, our shareholders are able to profit from any added value these promising companies may realize once they become publicly traded companies.

CONNECTIONS AND RESOURCES

As companies come to our attention as a result of our extensive networking with venture capital companies, investment bankers, and our contacts with various investment organizations and associations, we will identify and research only those companies that fit our investment guidelines. We discover undervalued companies and situations, that by investing early, we are positioned to take advantage of the potential increase in value before they become available to the general investment community.

Principal products or services and their markets

VentureNet currently is in the business of providing capital and business related services to public and private companies. We will provide management services, corporate development and structure in emerging and established business operations which demonstrate potential for long-term capital growth and development. Prior to August 2000, we were in the business of providing Internet-based business and advertising information.


Distribution methods of products or services

Management services are offered to each target company and the company is free to choose which service best helps management complete its business objectives.

Status of any new publicly announced product or service

VentureNet has not publicly announced any new services, although our Website's front page has links to other financial and stock market-related services.

Sources and availability of raw materials and the names of principal suppliers

VentureNet's business does not rely on raw materials in the traditional sense, other than the human resources required for maintenance of the Website complex; it does, however, depend upon access to telephonic communications lines for the transmittal of data, as well as for communications by voice and data with customers. VentureNet's primary long distance carrier is AT&T.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

VentureNet holds no patents, licenses, franchises, concessions, or royalty agreements, and has no labor contracts.

Need for any government approval of principal products or services

Government approval for VentureNet's products and services is not currently required.

Competition

The business of providing capital and business services is intensely competitive. VentureNet seeks entities that require investment capital in the under $2 million range and that also utilize other corporate services provided for a fee. VentureNet is attempting to carve out a profitable niche in the marketplace by offering our clients the ability to execute on their business plan without the burden of administering the company. There is no assurance that VentureNet will not be overwhelmed by competitors offering similar or possibly even better capital and business services, and at prices to clients below what VentureNet charges.

Effect of existing or probable governmental regulations on the business

VentureNet does not know of any federal or state regulatons that might affect the business nor does VentueNet know of any federal and state regulations that might be enacted in the future that will adversely affect the industry.

Amount spent during each of the last two fiscal years on research and development activities

VentureNet does not generally involve itself in research and development.


Costs and effects of compliance with environmental laws (federal, state and local)

Environmental laws do not materially affect VentureNet or the companies we have invested in.

Number of total employees and number of full-time employees

VentureNet currently has 11 full-time employees.

Cyclicality of the industry

VentureNet is dependent on the economic well being of its clients to produce revenue and capital appreciation for the investment in the emerging companies. Revenue from these companies may erode possibly severely, by any economic downturn. During the recessionary phase of the economic cycle, most companies experience a decline in revenues which will could have a direct effect on VentureNet revenue.

Economic dependence

VentureNet has no single source for 10% or more of its revenues and does not expect any such relationship to develop in the near future.

Recent developments

Through the end of the current fiscal year, VentureNet had largely conducted business in the normal course. VentureNet had also been laying the groundwork for the acquisition of several closely-held, going concerns with the intent of making them wholly- or partially-owned subsidiaries.


ITEM 2.  PROPERTIES.



Until September 30, 2003, VentureNet is committed to lease approximately 2,700 square feet of office space for $3,550 per month at Jefferson Avenue, Suite 200, Temecula, California. The office building is in good condition.

ITEM 3.  LEGAL PROCEEDINGS.



We are not a party to, or aware of any, pending or threatened litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.



Market Information

The principal United States market in which VentureNet common stock is and has been traded is the Over-the-Counter Electronic Bulletin Board Service of the National Association of Securities Dealers. VentureNet common stock began trading in 1989 under the symbol SVCR, which was subsequently changed to ISMR, changed in June 2000 to VNTN. Through May, 2000, the high sales price was $5.00, adjusted for all stock splits, and the low sales price was $0.0001. Firms making a market in VentureNet common stock include: Fleet Trading, WM. V. Frankel & Co., Inc., Forge Financial Group, Inc., Gaines, Berland Inc., GVR Company, M. Hill Thompson Magid & Co., Herzog, Heine, Geduld, Inc., Ladenburg, Thalmann & Co., Inc., Schwab Capital Markets L. P., M. H. Meyerson & Co., Inc., North American Institutional Brokers, Knight Securities, Inc., Paradise Valley Securities, Inc., Pacific Continental Securities, Paragon Capital Corp., Program Trading Corp., Sharpe Capital, Inc. Wien Securities Corp.

                                 Year Ended           Year Ended
                                May 31, 2000         May 31, 1999
                               High*     Low*       High*     Low*
                               -----     ----       -----     ----
               First Quarter   $1.88    $1.50       $2.25     $1.50
              Second Quarter   $1.75    $0.41       $3.50     $0.87
               Third Quarter   $3.31    $0.75       $1.25     $0.56
              Fourth Quarter   $5.13    $2.00       $0.75     $0.25


* The prices presented above are bid prices which represent prices between broker-dealers and do not include retail markups and markdowns or any commission to the dealer. These prices may not reflect actual transactions.

On July 31, 2000, there were approximately 286 holders of record of VentureNet common stock. This number does not include any adjustment for stockholders owning VentureNet common stock in street name.

The stock transfer records of the corporation indicate that, as of July 31, 2000, there were 26,565,777 common shares outstanding. VentureNet has never paid dividends, and it does not anticipate paying any dividends in the near future; instead, it intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of business.

As well as being regulated at the federal level by the Securities Exchange Act of 1934, the sale and resale of securities like VentureNet's is regulated at the state level through the Blue Sky laws.

o VentureNet common stock is listed on the Over-the-Counter Electronic Bulletin Board Service of the National Association of Securities Dealers under the trading symbol VNTN and this offering has been the subject of a federally qualified registration statement, but the stock still might not be salable by the resident of a state in which VentureNet has not met the applicable Blue Sky requirements.

o Various methods are available to brokers who want to fill buy or sell orders for a resident of such a state, but the willingness to do this depends heavily on the particular state or states involved and on the aggregate value of the transaction. It also depends on the brokers involved. The compliance departments of some brokerage firms routinely disallow trading in certain stocks - especially "penny stocks" and others with inadequate levels of public disclosure, low or suspiciously volatile prices, or market makers of less than sterling reputation.

There are federal regulations that can also influence a broker's willingness or ability to be involved in sales of certain low-priced stocks like VentureNet's. The United States Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in these "penny stocks". Generally speaking, "penny stocks" are equity securities with a price of less than $5 per share, other than securities listed on certain national exchanges, or quoted on the National Association of Securities Dealers Automated Quotation system, provided that current price and volume information with respect to transactions in such securities is provided by such exchange or system. If VentureNet's common stock meets the definition of a "penny stock", before executing a transaction not otherwise exempt, a broker-dealer must do the following:

o Deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.

o Provide the customer with bid and offer quotations for VentureNet's stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.

o Make a special, written determination that VentureNet's stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for VentureNet's stock if it is or becomes subject to the penny stock rules. If VentureNet common stock is or becomes subject to the penny stock rules, shareholders may find it more difficult to sell their the stock in their units because of the regulatory and paperwork burden a broker has to deal with. Considering that it is unlikely that a broker will make much money off such transactions, a shareholder might find it hard to get a broker to execute trades of VentureNet stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



OVERVIEW

Prior August, 2000 we primarily derived revenues from our Internet-based business and advertising information about emerging companies. Client companies provided their own content, which may include information about goods and services they offer, new corporate developments, and links to their own Websites. Our Website also provided links to other sites that provide business information. We currently expect to discontinue these services.

We intend to act as an "incubator", mentor or both, for corporate development for potentially successful pre-public and private companies through the initial public offering or private sale stage. We will provide management services, corporate development and structure in emerging and established business operations which demonstrate potential for long-term capital growth and which would benefit from public ownership. Our belief is that smaller companies, specifically those between $2 million and $20 million in annual sales, offer the greatest opportunity for gain, due to their inability to attract adequate capital in the general markets, and we have the expertise in dealing with the management and marketing problems associated with emerging firms in that size range. Start-up companies will also be considered. Our experience is that exceptional bargains are available for investments of that size and type of company because of being largely overlooked by the capital markets. Decisions as to which business opportunity to participate in will be made by management, who may enter into investment decisions with or without the consent, vote, or approval of the Executive Committee. To help accomplish these goals, VentureNet, Inc. will provide substantial working capital, expenses, and fees to the emerging companies to attempt to complete their business plan.

We have embarked on an aggressive plan of expansion involving the acquisition of the operating assets of other going concerns: the assets bought would generally constitute distinct operating units of ours. Although management is looking for asset purchases within our areas of expertise, we have made overtures to a variety of potential holdings. It is management's intention to use a group of financing vehicles to buy assets: among these may be cash, debt, and/or equity securities. To the end of having cash available for purchases, we must raise the proceeds from our offering.

RESULTS OF OPERATIONS

Year Ended May 31, 2000 Compared to the Year Ended May 31, 1999

VentureNet's revenues for the 12 months ending May 31, 2000, were $370,688 against revenues of $214,175 for the 12 months ending May 31, 1999, representing an increase of 75%. Much of increase for fiscal 2000 was because of revenues earned from some one-time services VentureNet performed during fiscal 2000 and to virtually no revenue being earned during part of the third quarter of fiscal 1999. That collapse of revenues was the result of VentureNet's suspension of sales activities during a United States Securities and Exchange Commission investigation that resulted in no findings adverse to VentureNet. This temporary halt to new business development was overcome in fiscal 1999's fourth quarter as continuing clients remained with VentureNet while new clients were being added at the rate of approximately three to four per month. From fiscal 2000 to fiscal 1999, operating expenses increased by 48% to $512,084, reflecting certain variable costs of operations that increased as revenues did. Management believes that, as operating revenues grow, total expenses will also do so, but at a lower rate.

As a result of the foregoing our net loss for the year ending May 31, 2000, increased only 8% to $137,762 from a net loss of $127,880 for 1999.

EFFECTS OF INFLATION

Management believes that VentureNet's revenues and results of operations have not been significantly affected by inflation during the two years ended May 31, 2000. The economy's overall low inflation rates at both the producer and consumer levels have been reflected in VentureNet's business and its industry.

GOING CONCERN

VentureNet has suffered recurring losses from operations and at May 31, 2000, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about VentureNet's ability to continue as a going concern without additional capitalization. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the One Month Ended June 30, 2000

VentureNet's revenues for the one month ended June 30, 2000, were $12,000. As a result of the transaction with Mr. Brette and discussions as to our new business plans, we did not generate revenues consistent with those earned during the fiscal year ended May 31, 2000. Our operating expenses were $115,074, which were significantly more than in past months primarily due to employees and various consultants involved in developing our new business plan. Management believes that our expenses will remain at increased levels while we continue to develop and initiate our new business plan.

As a result of the foregoing we had a net loss of $96,407 for the one month ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Total cash balances declined $52,902, or 43%, from their previous year levels. This decrease was primarily attributed to the use of $86,123 in cash flows for operating activities. During June 2000 we used and additional $58,523 in cash primarily for operating activities. As of June 30, 2000, we have a working capital deficit of approximately $590,000.

Management does not believe that its current sources of cash are sufficient to fund its operations. In addition, we have revised our business plan which will require significant capital. As a result we must raise some or all of the proceeds of our $10,000,000 offering.

On June 26, 2000, Michael N. Brette, our new Chairman of the Board, President and Chief Executive Officer, exchanged certain assets, with a cost to Mr. Brette of $1,237,000, to the Company for 25,000,000 shares of VentureNet's common stock.

Item 7. Financial Statements.

                              VentureNet, Inc.

                  F/K/A INTERNET STOCK MARKET RESOURCES, INC.

                           FINANCIAL STATEMENTS
                           MAY 31, 2000 and 1999

                                  CONTENTS

                                                                                  Page

                                                                               -----------

INDEPENDENT AUDITOR'S REPORT                                                       F-1

FINANCIAL STATEMENTS (including unaudited one month ended June 30, 2000)
Balance Sheets                                                                     F-2
Statements of  Operations                                                          F-3
Statements of  Stockholders' Equity  (Deficiency in Assets)                        F-4
Statements of Cash Flows                                                           F-5
Notes to Financial Statements                                                   F-6 to F-12

Dohan and Company                                 7700 North Kendall Drive, #204
Certified Public Accountants                      Miami, Florida  33156-7564
A Professional Association                        Telephone: (305) 274-1366
                                                  Facsimile: (305) 274-1368


                          Independent Auditor's Report

Stockholders and Board of Directors

VentureNet, Inc. (F/K/A Internet Stock Market Resources, Inc.)
Temecula, California

We have audited the accompanying balance sheets of VentureNet, Inc. (F/K/A Internet Stock Market Resources, Inc.), as of May 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VentureNet, Inc. (F/K/A Internet Stock Market Resources, Inc.) at May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has working capital deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Dohan and Company, P.A., CPA's

June 9, 2000 (except for Note 9 as to which
   the date is August 5, 2000)
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants -
   Private Companies and SEC Practice Sections
SC International - Offices in Principal Cities World-Wide

VentureNet, Inc. (F/K/A INTERNET STOCK MARKET RESOURCES, INC.)


BALANCE SHEETS                                                  June 30,                 May 31,
                                                                  2000         ---------------------------
                                                               (Unaudited)        2000             1999
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                      $    11,361     $    69,884     $   122,786
Accounts receivable, less allowance
  for doubtful accounts of $7,825
  in 2000 and $37,320 in 1999                                       49,025          59,425          22,343
Recoverable income taxes                                               654             654           5,928
Prepaid expenses                                                    12,500              --              --
----------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                       73,540         129,963         151,057

PROPERTY AND EQUIPMENT                                              29,974          30,924          40,244
EQUITY SECURITIES, available for sale                            1,237,000              --              --
DEPOSITS                                                               500             500           1,000
DUE FROM AFFILIATE                                                   6,477           6,477              --
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 1,347,491     $   167,864     $   192,301
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable                                               $    34,182     $    34,182     $    11,196
Accrued and other liabilities                                       71,937         108,680          22,144
Deferred income                                                     20,500          22,500         112,084
Current portion of note payable to
   stockholder                                                     536,000         536,000         113,550
----------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                  662,619         701,362         258,974
NOTE PAYABLE TO STOCKHOLDER, 6%,
   DUE JUNE 1, 2000                                                     --              --         564,965
----------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                          662,619         701,362         823,939
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 9)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Preferred stock, $.01 par value; 66,667
  shares authorized; none issued and
  outstanding
Preferred stock,  Class A, $.01 par value;
  933,333 shares  authorized;  96,500,
  96,500 and 0 shares issued and
  outstanding, respectively                                            965             965              --
Common stock;$.0001 par value; 50,000,000
  Shares authorized; 26,565,777,
  1,381,333 and 586,444 shares issued
  and outstanding, respectively                                      2,657             139              59
Additional paid-in capital                                       3,512,417       2,093,491         505,127
Note receivable arising from the
  sale of stock, including accrued interest                       (810,174)       (803,507)             --
Stock subscription receivable                                     (650,000)       (550,000)             --
Deficit                                                         (1,370,993)     (1,274,586)     (1,136,824)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY
 (DEFICIENCY IN ASSETS)                                            684,872        (533,498)       (631,638)
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)                                       $ 1,347,491     $   167,864     $   192,301
==========================================================================================================



See accompanying notes.

VentureNet, Inc. (F/K/A INTERNET STOCK MARKET RESOURCES, INC.)
STATEMENTS OF OPERATIONS


                                         For the one month  For the years  ended
                                        May   31,    ended    June   30,    2000
                                        -----------------------------

                                            (Unaudited)          2000             1999
------------------------------------------------------------------------------------------

REVENUES                                    $     12,000     $    370,688     $    214,175
------------------------------------------------------------------------------------------
EXPENSES

Bad debts                                             --           27,250           35,763
Depreciation and amortization                        950           11,460           11,307
Office rent                                          562            8,778           13,482
General and administrative                        13,594           45,524           43,801
Interest                                           2,690           36,267           34,947
Advertising and promotions                            --           19,356            3,375
Professional fees                                 25,168          101,863           82,405
Compensation and related taxes                    67,698          232,627           97,890
Telephone                                          4,412           28,959           20,668
------------------------------------------------------------------------------------------
      TOTAL EXPENSES                             115,074          512,084          343,638
------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                            (103,074)        (141,396)        (129,463)

OTHER INCOME                                       6,667            3,634            1,583
------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES         (96,407)        (137,762)        (127,880)

PROVISION FOR INCOME TAXES                            --               --               --
------------------------------------------------------------------------------------------
NET LOSS                                    ($    96,407)    ($   137,762)    ($   127,880)
==========================================================================================
BASIC AND DILUTED NET LOSS PER SHARE        ($      0.01)    ($      0.17)    ($      0.32)
==========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING           26,565,777          817,815          398,045
==========================================================================================



See accompanying notes.

VentureNet, Inc. (F/K/A INTERNET STOCK MARKET RESOURCES, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
For the years ended May 31, 2000 and 1999 and the (Unaudited) one month ended June 30, 2000


---------------------------------------------------------------------------------------------------
                                                                                        ADDITIONAL

                                        COMMON                 PREFERRED                  PAID-IN
                                        SHARES     AMOUNT        SHARES      AMOUNT       CAPITAL
---------------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 1998                           275,333  $        28           --           --  $ 3,458,279
PRIVATE STOCK
   PLACEMENT                            311,111           31           --           --      504,906
RECAPITALIZATION
   OF DEFICIT                                --           --           --           --   (3,458,058)
NET LOSS FOR
   1999                                      --           --           --           --           --
---------------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 1999                           586,444           59           --           --      505,127
PRIVATE STOCK
   PLACEMENT                            133,333           13           --           --       54,947
SHARES ISSUED FOR
   SERVICES                              55,556            6           --           --       55,550
ADDITIONAL PUBLIC
   OFFERING                             606,000           61       96,500          965    1,477,867
INTEREST ON NOTE                             --           --           --           --           --
NET LOSS FOR
   2000                                      --           --           --           --           --
---------------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 2000                         1,381,333  $       139       96,500  $       965  $ 2,093,491
(Unaudited)
SHARES ISSUED FOR
   SERVICES                              84,444            8           --           --       84,436
SHARES ISSUED IN
   EXCHANGE                          25,000,000        2,500           --           --    1,234,500
ADDITIONAL PUBLIC
   OFFERING                             100,000           10           --           --       99,990
INTEREST ON NOTE                             --           --           --           --           --
NET LOSS FOR
   2000                                      --           --           --           --           --
---------------------------------------------------------------------------------------------------
BALANCES - for the one month ended
  JUNE 30, 2000
  (Unaudited)                        26,565,777  $     2,657       96,500  $       965  $ 3,512,417
===================================================================================================


------------------------------------------------------------------------------------------
                                                  SUBSCRIPTION      NOTE
                                       DEFICIT     RECEIVABLE     RECEIVABLE      TOTAL
------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 1998                        ($4,467,002)           --            --   ($1,008,695)
PRIVATE STOCK
   PLACEMENT                                  --            --            --       504,937
RECAPITALIZATION
   OF DEFICIT                          3,458,058            --            --            --
NET LOSS FOR
   1999                                 (127,880)           --            --      (127,880)
------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 1999                         (1,136,824)           --            --      (631,638)
PRIVATE STOCK
   PLACEMENT                                  --            --            --        54,960
SHARES ISSUED FOR
   SERVICES                                   --            --            --        55,556
ADDITIONAL PUBLIC
   OFFERING                                   --      (550,000)     (800,000)      128,893
INTEREST ON NOTE                              --            --        (3,507)       (3,507)
NET LOSS FOR
   2000                                 (137,762)           --                    (137,762)
------------------------------------------------------------------------------------------
BALANCES -
 MAY 31, 2000                        ($1,274,586)  ($  550,000)  ($  803,507)  ($  533,498)
(Unaudited)
SHARES ISSUED FOR
   SERVICES                                   --            --            --        84,444
SHARES ISSUED IN
   EXCHANGE                                   --            --            --     1,237,000
ADDITIONAL PUBLIC
   OFFERING                                   --      (100,000)           --            --
INTEREST ON NOTE                              --            --        (6,667)       (6,667)
NET LOSS FOR
   2000                                  (96,407)           --            --       (96,407)
------------------------------------------------------------------------------------------
BALANCES - for the one month ended
  JUNE 30, 2000
  (Unaudited)                        ($1,370,993)  ($  650,000)  ($  810,174)  $   684,872
==========================================================================================


See accompanying notes.

VentureNet, Inc. (F/K/A INTERNET STOCK MARKET RESOURCES, INC.)
STATEMENTS OF CASH FLOWS



                                                                For the one month
                                                                      ended       For the years ended May 31
                                                                  June 30, 2000   ---------------------------
                                                                   (Unaudited)        2000           1999
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          ($   96,407)    ($  137,762)    ($  127,880)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                             950          11,460          11,307
Common stock issued for services rendered                              84,444          55,556              --
Changes in assets and liabilities:
Decrease in restricted cash                                                --              --          50,000
Decrease (increase) in accounts receivable                             10,400         (37,082)          9,850
Decrease (increase) in recoverable income taxes                            --           5,274          (5,928)
(Increase) decrease in accrued interest receivable                     (6,667)         (3,507)          4,920
Increase in prepaid expenses                                          (12,500)             --              --
Increase in accounts payable                                               --          22,986           2,202
Increase (decrease) in accrued and
   other liabilities                                                  (36,743)         86,536         (34,952)
Decrease in deferred income                                            (2,000)        (89,584)        (12,360)
-------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (58,523)        (86,123)       (102,841)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                                      --         183,853         504,937
Payments on from due from affiliate                                        --          (6,477)             --
Proceeds of stockholder loan                                               --          34,250              --
Principal payments on note payable stockholder                             --        (176,765)       (385,385)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --          34,861         119,552
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                      --          (2,140)         (1,578)
Security deposits                                                          --             500              --
-------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                      --          (1,640)         (1,578)
-------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                           (58,523)        (52,902)         15,133
CASH AND EQUIVALENTS, beginning of period                              69,884         122,786         107,653
-------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, end of period                               $    11,361     $    69,884     $   122,786
=============================================================================================================
SUPPLEMENTAL DISCLOSURES
Interest received                                                          --     $       127     $     6,503
Interest paid                                                              --     $    36,018     $    36,363
Income taxes paid                                                          --     $        --     $     2,928
=============================================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS:
Common stock issued for note receivable
   accruing 10% interest                                                   --     $   800,000              --
Common stock issued for stock subscriptions
   receivable                                                     $   100,000     $   550,000              --
Common stock issued for in exchange for
   equity securities                                              $ 1,237,000              --              --
In connection with the merger, in September 1998 of a commonly controlled affiliate, the Company issued
222,222  shares of common stock in exchange for 1,000 shares  outstanding of the non-surviving  corporation  and  $1,000,000  of debt,  recorded as "Note payable stockholder."

=============================================================================================================



See accompanying notes.

                 INTERNET STOCK MARKET RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

BUSINESS ACTIVITY VentureNet, Inc. (F/K/A Internet Stock Market Resources, Inc.), (VentureNet) provides Internet design and access to financial websites and information on behalf of smaller, growing public companies. VentureNet is an information exchange and web destination of choice for investors, researchers, analysts, brokers, media, etc. to obtain rapid, up-to-date information on publicly traded companies. The companies, upon becoming a member of VentureNet and paying necessary fees to VentureNet, supply all information. VentureNet includes stock information and related financial material at no extra charge.

Effective September 1, 1998, Internet Stock Market Resources, Inc. (formerly, Internet Stock Exchange Corp.) acquired 100% of the shares authorized, issued, and outstanding, consisting of 1,000 shares of common stock, $1.00 par value per share, of Internet Stock Market Corp., a closely-held Florida corporation, under an Agreement and Plan of Merger. The shareholders of Internet Stock Market Corp. were compensated with 2,000,000 restricted common shares of VentureNet's stock and a promissory note for $1,000,000.

The Surviving Corporation is organized under General Corporation Law of the State of Delaware, is in good standing, and is qualified to conduct business in any lawful jurisdiction. The Surviving Corporation completed all aspects of its merger/acquisition with the Non-surviving Corporation.

Subsequent to May 31, 2000, the Company changed its name to VentureNet, Inc. from Internet Stock Market Resources, Inc. (See Note 9).

ACCOUNTING BASIS These financial statements reflect the merger as if it were a "pooling of interests" of the two entities as a result of common control.
Accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results.

RECLASSIFICATIONS AND RESTATEMENTS Amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements. Additionally, amounts in the prior year financial statements have been restated to give retroactive effect to the merger for purposes of comparative financial statement presentation.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, VentureNet considers all highly liquid debt securities purchased with maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK Financial instruments, which potentially subject VentureNet to a concentration of credit risk, are cash and cash equivalents and accounts receivable. VentureNet currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The amounts in excess were $21,851 at May 31, 1999.

As of May 31, 2000 and 1999, VentureNet had outstanding trade receivables, which carrying value of these receivables was reduced for estimated uncollectibility to estimated fair market value by an allowance for doubtful accounts. VentureNet clients are typically smaller, publicly traded organizations. Consequently, VentureNet's ability to collect the amounts due from clients may be affected by economic fluctuations in their industries and geographical location, as well as fluctuations in the financial and stock markets in general.

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

BASIC NET LOSS PER SHARE Basic net loss per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of common shares outstanding during each period. There were no common stock equivalents as of the years ended May 31, 2000 and May 31, 1999.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in VentureNet's financial statements compared to the tax returns.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS In accordance with the requirements of Statement of Financial Accounting Standards No. 107, the fair value amounts of financial instruments have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of VentureNet's financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the note payable stockholder is estimated based on an annual interest rate of 6% and the anticipated dates of payment and has not been increased accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

2. RELATED PARTY TRANSACTIONS

COMPENSATION AND CONVERSION OF SHARES The compensation to a Non-surviving Corporation (Internet Stock Market Corp.) shareholder for his equity in that business was $1,000,000 in the form of a promissory note payable with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.) This note was due upon demand by the holder, but subsequently changed to allow VentureNet to accumulate sufficient working capital. The shareholder was an officer and director of VentureNet during the fiscal year ended May 31, 2000.

Subsequent to May 31, 2000, in accordance with a June 13, 2000 agreement, the terms of the note were extended. VentureNet will repay the outstanding loan payable of approximately $535,000 as of May 31, 2000, within 180 days, provided, however, that if VentureNet completes any equity or debt financing before the maturity date of the note, VentureNet shall pay twenty percent (20%) of all gross proceeds raised in any equity or debt offering(s) within ten (10) days from the closing of such offering(s), toward payment of the note. Interest at the rate of 6% per annum will accrue on this note from the date of closing until paid. If the loan is not paid timely, then the default rate of interest of 9% per annum will accrue from the default date until paid.

3. PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

                                            2000         1999
                                          --------     --------
           Office equipment               $ 59,245     $ 57,104
           Accumulated depreciation        (28,320)     (16,860)
                                          --------     --------
           Property and equipment, net    $ 30,924     $ 40,244
                                          ========     ========


Total depreciation expense for the years ended May 31, 2000 and 1999, amounted to $11,460 and $11,117, respectively.

4. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

                                                   2000        1999
                                                 --------    --------
       Professional fees                         $ 62,100    $ 20,150
       Accrued compensation and related taxes      45,185         848
       Accrued interest                             1,395       1,146
                                                 --------    --------
                                                 $108,680    $ 22,144
                                                 ========    ========

5. STOCKHOLDERS' EQUITY


VentureNet has authorized 50,000,000 shares of common stock with a par value of $.0001 per share. At May 31, 2000 and 1999, 1,381,333 shares and 586,444 shares, respectively, were issued and outstanding. VentureNet has authorized 66,667 shares of preferred $.01 par value with no rights and privileges defined and no such preferred shares were issued and outstanding at May 31, 2000 and 1999.

VentureNet has authorized 933,333 shares of Class A preferred stock, $0.01 par value. At May 31, 2000 and 1999, 96,500 shares and no shares, respectively, were issued and outstanding. The holders of Class A preferred stock are entitled to the following rights and privileges:

o One share of Class A preferred stock may be exchanged for two shares of common stock. Within one year from the issue date, the exchange price is $5.00 for two shares of common stock. After one year, the exchange price is the greater of $5.00 and the market bid price for two shares of common stock. For one year from the issue date, the exchange price is $5.00 for two shares of common stock.

o        No voting rights.

o Other than liquidation rights to the extent of par value, which is $0.01 per share preferred, the Class A preferred stock has no preemptive or other special rights unless granted by law or statute.

o Class A preferred stock has no rights to dividends of any kind.

o The Board of Directors can declare a Class A preferred stock dividend if it wishes to, but if it does declare such a dividend, that does not mean the Class A preferred stock has any right to dividends after that.

o If any part of the designation of the Class A preferred stock is held invalid, the rest of the class's designation is still valid.

PRIVATE OFFERING In August 1998, the Board of Directors authorized VentureNet to offer and sell to foreign investors up to 4,000,000 shares of its common stock at a purchase price of $.25 per share under a private placement to foreign investors, pursuant to an exemption available under the Securities Act of 1933, as amended. Under this offering, which was made before the merger, 2,800,000 shares were issued at prices ranging from $.12 to $.25 generating net proceeds of $504,937 before May 31, 1999. On June 14, 1999, VentureNet sold the remaining 133,333 (post-reverse split) shares of its common stock from its private placement for $54,960.

REVERSE STOCK SPLIT During the first fiscal quarter of VentureNet's 1998 fiscal year, the common stock of VentureNet experienced a significant decline in the trading per share price. In addition to the detrimental effect of the lower trading price had on the shareholders, it diminished VentureNet's ability to make acquisitions using VentureNet's common stock. As a result of the above, effective on June 30,1999, VentureNet reverse split its common stock at a ratio of one new share for each nine old shares issued and outstanding. Recognition of the reverse stock split has been given in the May 31, 1999 financial statements.

SHARES ISSUED FOR SERVICES On July 9, 1999, the Company authorized the issuance to two officers of the Company, 55,556 shares of its common stock for services rendered beyond the normal course of business as officers of the Company. This stock was valued at $55,556.

PUBLIC OFFERING Through a public offering registered with the United States Securities and Exchange Commission, VentureNet offered to sell 833,333 units of VentureNet securities. Each unit contained four shares of VentureNet common stock and one share of VentureNet Class A preferred stock. However, most of these units were not issued exactly in accordance with the terms of the registration statement, including no preferred stock being issued in connection with the promissory note as described below and the "put" option also described below.

PROMISSORY NOTE In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and is due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchase of VentureNet's stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA.

STOCK SUBSCRIPTIONS RECEIVABLE In connection with the public offering, the Company issued 221,500 shares of common stock in exchange for Stock Subscription Agreements for an aggregate purchase price of $550,000. The due date of these stock subscription agreements are December 31, 2000 and the notes bear interest at 6% per annum. In the alternative, the subscribers were permitted the option to "put" their shares back to the Company in full forgiveness of any amounts due, and with no further recourse by the Company.

SALE OF COMMON STOCK Through the public offering, the Company sold 52,000 shares of common stock at an average price of $2.12 per share for a total of $110,000.

In April 2000, the Company sold 22,000 shares of common stock at $2.50 for a total of $55,000.

6. INCOME TAXES

For the year ended May 31, 2000, VentureNet generated for U.S. income tax purposes a net operating loss of approximately $129,000. This loss carryforward expires in the year 2020. VentureNet had a net operating loss carryforward of approximately $3,127,000 as of May 31, 2000. However, as of September 1, 1998, and subsequently, there were ownership changes in VentureNet as defined in
Section 382 of the Internal Revenue Code. Because of these changes, VentureNet's ability to utilize net operating losses and capital losses available before the ownership change were virtually eliminated. The utilization of the remaining carryforward is dependent on VentureNet's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result primarily from the use of the accelerated cost recovery method of depreciation and the write-off method for accounts receivable as opposed to the allowance method. Statement No. 109 also provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,097,485 may not be recognized in future years. Therefore, a valuation allowance of $1,097,485 equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

7. COMMITMENTS AND CONTINGENCIES

LEASED PREMISES VentureNet leases its facilities in St. Petersburg, Florida under a three-year lease agreement, dated August 10, 1999. The lease provides for monthly payments of $525, with subsequent increases on January 1, 2001 to $675, and January 1, 2002 to $825. Rent expense for the years ended May 31, 2000 and 1999, was $8,778 and $13,482, respectively.

Future minimum lease payments under the lease agreement for years ending May 31 are as follows:

                              2001    $ 7,544
                              2002      9,470
                              2003      6,179
                                      -------

                                     $23,193

                                      =======

CONSULTING AGREEMENTS From time-to-time, VentureNet engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing VentureNet to the investment community and identification and negotiation of potential acquisitions.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. VentureNet has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. Based on the initial assessment, VentureNet believes the cost of addressing the Year 2000 issue should not have a material impact on VentureNet's financial position or results of operations.

ACQUISITIONS On May 25, 1999, the Board of Directors authorized negotiations with PEP Equities, Inc. for acquiring an interest to the extent that it would become a subsidiary of VentureNet.

VentureNet also negotiated with Micro Bytes Computer Center, Inc. for the purchase of business assets and inventory and entered into a Letter of Intent dated June 16, 1999. The purchase would have been accomplished in part by the issuance of restricted common stock by VentureNet, which would have been given "piggy-back" registration rights.

Both of the above potential acquisitions were terminated by mutual agreement in 1999.

On June 30,  1999,  a letter  of intent  was  signed by  VentureNet  and  Delcor
Industries, Inc. (Delcor) to acquire 100% of Delcor for cash and debt. The letter of intent gave the parties until August 1, 1999, to sign a purchase agreement to finalize the acquisition. Delcor manufactures and assembles electronic components, and employs approximately 75 people.

The letter of intent expired according to its terms, however, VentureNet maintained open lines of communications with Delcor. About five months after the letter of intent expired, Delcor raised capital in contemplation of closing a transaction with the Company. Since the transaction did not close, a possibility exists that the Delcor investors could bring some claim against VentureNet, however, no such claim is currently pending.

8. GOING CONCERN AND MANAGEMENT'S PLAN

GOING CONCERN The accompanying financial statements have been prepared assuming VentureNet will continue as a going concern. VentureNet has suffered recurring losses from operations and at May 31, 2000, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about VentureNet's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS Management has decided to address VentureNet's financial situation by the following:

The outstanding additional offering on Form SB-2 was suspended as a result of the acquisition discussed below, but is expected to be refiled with the United States Securities and Exchange Commission, which would provide for VentureNet to raise up to $10,000,000 from the general public.

Further, VentureNet acquired interests in a number of additional companies in the computer and Internet fields for a better vertical integration and to spread general and administrative costs over a broader base. In that regard, additional letters of intent are being considered for signature and VentureNet is in the process of drafting agreements and performing its due diligence.

The Company also expects to increase promotional expenditures in an effort to increase revenues.

9. SUBSEQUENT EVENTS

On June 13, 2000, Internet Stock Market Resources Inc. agreed to exchange 25,000,000 shares of its common stock for common stock in a number of private and public companies controlled by Michael N. Brette.

VentureNet has signed an agreement with Mr. Brette for him to contribute a majority of his ownership in seven companies including ATI Networks, The Hydrogiene Corp., Solutions Media, Inc. and Gramerica Food Company, Inc. The companies are involved in various emerging and new technologies, including GPS (Global Positioning System), Internet software applications, and web-based marketing. Upon receiving shareholder approval, Internet Stock Market Resources, Inc. changed its name to VentureNet, Inc. and changed its trading symbol to VNTN.

Mr. Brette was the Chairman and President of VentureNet.com, a consulting, publicity, mentoring, and financing group that specialized in providing services for emerging growth companies and financing in management expertise to pre-public and public and merging growth companies that demonstrate high-growth potential. The focus of VentureNet will be to assist early stage companies in securing early stage and first round financing for consumer and technology based enterprises.

Upon closing, in June 2000, Mr. Brette became the Chairman of the Board and President of VentureNet. As a part of its plan to continue as a going concern, VentureNet believes the change in control represents an opportunity to both combining the existing structure with a synergistic effect of the products and personnel Mr. Brette will be adding. VentureNet believes that with this opportunity they can produce the kind of management solutions which reduce costs and provide greater financial exposure for the future.

VentureNet has entered into a consulting agreement with the former Chairman of the Board, Mr. Kyriakides, for one year commencing June 13, 2000 at a fee of 120,000 shares of common stock, currently valued at approximately $157,500, payable on January 1, 2001.

An additional consulting agreement for financial and strategic matters was entered into with a consultant, for one year commencing July 1, 2000 at a fee of 72,000 shares of common stock, currently valued at approximately $94,500, payable on January 1, 2001.

On August 5, 2000, VentureNet entered into three other consulting agreement for financial, strategic, and international matters with various companies, for one year at a fee of 5,500,000 warrants, currently valued at approximately $7,218,750, for the direct purchase of 5,500,000 shares of common stock at $0.01. The warrants have various exercise schedules during the terms of the agreements.

10. UNAUDITED FINANCIAL STATEMENTS (Unaudited)

The unaudited financial statements as of and for the one month ended June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the one month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


We have had no disagreements with our independent accountants. There been no material changes in our financial statements because of disagreements between us and our accountants with respect to accounting or with respect to financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



VentureNet's directors and officers are as follows:

Name                  Age    Position and Office Held
Term    Period Served
----                  ---    ------------------------
----    -------------

Michael N. Brette     49     Director, Chief Executive Officer, Chairman,
1 Year      2 Months         President
William E. Bailey     62     Director, Vice Chairman
1 Year      2 Months
Sharon Shears         26     Director, Senior Vice President
1 Year      2 Months
Karl R. Rolls, Jr     56     Director, Counsel, Secretary
1 Year      2 Months
Felipe J. Sanchez     53     Chief Operating Officer
1 Year      2 Months
Joey Sanchez          53     Chief Financial Officer, Treasurer
1 Year      2 Months
Tony Necoechea        36     Assistant Vice President/Media Relations
1 Year      2 Months
William E. Daniel     42     Assistant Vice President Finance
1 Year      2 Months


The members of the Board of Directors will be elected for a one-year term by the shareholders at each annual meeting. Officers are appointed by the directors for a one-year term at each annual meeting, or until otherwise replaced by the Board of Directors. No director currently receives compensation from, or has a compensation agreement with, VentureNet in his or her capacity as a director. Below is more information about the officers, directors, and other key employees.

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

Michael N. Brette, J.D. has served as our Chairman and President since June 2000. Mr. Brette has earned a Bachelors Degree of several studies with a major in Political Science and Philosophy from Ohio State University in 1974, and he earned a Juris Doctor from Western State University School of Law, Orange County, California in 1978. Prior to joining the company he served as chairman and president of Capital Asset Management, LLC, an investment and asset management firm, and as president and chairman of Corporate Stock Promotions, LLC, and has served as a principal and/or officer of several other financial acquisition and management companies. Mr. Brette has written weekly financial columns for various newspapers, and over the past ten years has appeared as an expert guest on numerous radio and television programs throughout the United States. He is listed in "Who's Who of Industry and Finance", and "Who's Who in the World". Mr. Brette is also the author of two books, "Asset Protection Planning" and "Raising Capital For Your Business".

o From June, 2000 to present, Mr. Brette has been Chairman, President, and Chief Executive Officer of VentureNet, Inc.


o From August, 1995 to June, 2000, Mr. Brette has acted as founder and Chairman of Capital Asset Management, LLC, a California based asset management and investment advisory firm 3.

During the past five years, Mr. Brette has been very active in financing media, writing weekly financing columns for various newspapers and appearing as financial services expert guest on many radio, television, and Internet programs throughout the United States. A noted author of full text business hard covers, Mr. Brette published "Asset Protection Planning" (1997, Griffin, 329 P.) and "Raising Capital For Your Business"(1998, Griffin Publishing, 279 P.) Mr. Brette's duties at VentureNet, Inc. include Chairman of the Board, President, and Chief Executive Officer, as well as Chairman of project review and Executive Committee responsible for corporate investment and finance decisions.

Dr. William E. Bailey is the Vice Chairman of VentureNet, Inc. He is a graduate of Harvard College(B.A., 1962), the Harvard Law School (J.D., 1968), and Union Graduate School(Ph.D, 1996).

o        1970-Present, Associate, Bailey & Bailey, Attorneys at Law.
o 1986-Present, Special Counsel to Insurance Information Institute, a national trade association of the property/casualty industry.

Currently broadcast host "It's Your Money" weekly on Talk America Radio Network, reaching 85 radio market in the US and Canada. Mr. Bailey's duties at VentureNet, Inc. include analysis in insurance and financial services industry issues and litigation.

Sharon Shears is Senior Vice President of VentureNet, Inc. Ms. Shears is a Paralegal Studies graduate of California Southern Law School.

o        June, 2000 to Present, Senior Vice President of VentureNet, Inc.
o 1994-2000, Vice President of Capital Asset Management, LLC, specializing in investment and asset management consulting to corporate and accredited individual clients.

Ms. Shears has served in various capacities on behalf of the Chairman for seven years. Her duties with VentureNet, Inc. include day to day operations, supervising of Assistant Vice Presidents, office management, and client relations and management liaison.

Karl R. Rolls, Jr. is Local Counsel and Corporate Secretary of VentureNet, Inc. Mr. Rolls earned his Juris Doctorate degree from Thomas Jefferson School of Law, San Diego, California in 1976.

o        June, 2000 to Present, Corporate Counsel of VentureNet, Inc.
o September, 1997 to June, 2000 Corporate Counsel for Capital Asset Management, LLC.
o June, 1976 to September, 1997, private law practice specializing in Business Law.

Mr. Rolls duties with VentureNet, Inc. include those of corporate secretary and corporate counsel, as well as acting as a member of the executive committee and in house liaison to national counsel.

Felipe J. Sanchez. Mr. Sanchez is the Chief Financial Officer of the Company. Prior to joining the Company, Mr. Sanchez was the managing partner of The Corporate Advocate. Mr. Sanchez began his career in 1972 as a tax preparer and is a member of the Inland Society of Tax Consultants. He is a member of the Board of Advisors for International Tax and Asset Preservation Academy and is a frequent speaker on advanced tax matters.

The Corporate Advocate's services consist of an array of Advance Tax Planning techniques that will enable the individuals as well as the corporate entity to take advantage of all the vehicles available within the tax system. The Corporate Advocate has operated under the watchful eyes of their father Joe Sanchez who started this venture in 1962 and acts as General Manager for the Planning firm.

Joey Sanchez - Chief Financial Officer

Mr. Joey Sanchez is the Chief Financial Officer and Treasurer of the Company. Mr. Joey Sanchez joined the Corporate Advocate's planning team in 1979 and brought with him the corporate tax preparation division. Mr. Joey Sanchez co-consults for Capital Asset Management, an Asset Protection and Estate Planning firm as Sr. Vice President of their Tax Division. Mr. Sanchez also has been instrumental and brings a high level of expertise in co-consulting with various attorneys in researching federal tax issues.

Mr. Sanchez created an alliance with Mr. Herman (Hy) Yerman who was one of the thirteen founders of the Certified Financial Planning College in Denver, Colorado. Mr. Yerman is a principal with Wealth Preservation Strategies who consults with Mr. Sanchez on high profile clients for the Insurance Industry.

Tony Necoechea is Assistant Vice President/Media Relations for VentureNet, Inc. Mr. Necoecea graduated with a Business Degree in Business Administration from California State University Long Beach.

o June, 2000 to Present, Assistant Vice President/Media Relations to VentureNet, Inc.

o May, 1998 to June, 2000, hosted Wall Street News Hour, a daily syndicated business radio talk show.

o February, 1997 to May, 1998, Mercer & Associates with responsibility for consulting with corporate clients.

o January, 1995 to February, 1997 handled financing for Pre-IPO companies at Fortress Financial.


Mr. Necoecea's duties with VentureNet, Inc. include all phases of media relations, including corporate representation at trade shows, conventions, and other professional gatherings, as well as representing us and our investment in the daily broadcast of Wall Street News Hour.

William E. Daniel is Assistant Vice President/Finance for VentureNet, Inc. Mr. Daniel received his education in financing and marketing at San Diego State University.

o        June, 2000 to Present,  Assistant Vice President/Finance of VentureNet,
         Inc.

o October, 1999 to June, 2000, in-house investor relations for Capital Asset Management, LLC.

o January, 1996 to October, 1999, marketing representative for private companies in the medical, automobile and energy industries.

o        February,   1995   to   Jan,   1996   President   of  a   publicly-held
         merger/acquisition company.

Mr. Daniel's duties at VentureNet, Inc. include business opportunity analysis, shareholder relations, corporate representation at professional trade show. He brings a diverse background in technical securities knowledge and public company experience to us.

None of VentureNet's officers and directors serves as an officer or director of another public corporation.

FAMILY RELATIONSHIPS AMONG OFFICERS AND DIRECTORS

None.

CERTAIN SIGNIFICANT EMPLOYEES

Other than the directors and officers listed above, we have no other employees with significant decision making authority.

PROMOTERS

There are, at the date of this prospectus, no promoters of this Issue. VentureNet may, however, retain the services of an underwriter. Such a relationship would be the subject of an amendment to this prospectus.

CONTROL PERSONS

Michael N. Brette is Chairman of the Board, President and Chief Executive Officer of VentureNet, Inc., and has beneficial ownership of 25 million shares of VentureNet, Inc. common stock. This represents approximately 94.11% of the outstanding shares as of June 30, 2000.


ITEM 10. EXECUTIVE COMPENSATION.




The following table shows the compensation of officers, directors, and other key personnel for the fiscal years ending on May 31, respectively, 1999 and 2000.

     Name and                                 Compensation
     Principal position           Year      Salary     Bonus     Other
     ----------------------       ----      ------     -----     -----
     Michael Brette, CEO          2000       None      None      None
     Budd Morris,                 2000        0         0       $70,500
        former CEO                1999        0         0       $27,628


There are currently no contracts with any of the executive officers; moreover, no compensation is provided to any person in his or her capacity as a director, and there is no reimbursement for expenses incurred by directors in their capacities as such. The Board of Directors plans to appoint an independent compensation review panel to make recommendations regarding the compensation structure of VentureNet's officers and will take that panel's findings into account in establishing salaries, benefits, and incentives appropriate for VentureNet's key personnel.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following table displays the security ownership of VentureNet beneficial owners and managers as of July 31, 2000.

Title of Class      Name and Address            Amount and Nature of
Percent
                    of Beneficial Owner         Beneficial Ownership
--------------------------------------------------------------------------------

Common              Michael N. Brette           25,000,000 shares in the Name of
94.11%
                    27349 Jefferson Ave. #200   Michael N.
                    Temecula, CA 92590          Brette.


As a group, the officers and directors beneficially own approximately 25,000,000 shares on June 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



As a result of our merger with Internet Stock Exchange Corp. - effective on September 1, 1998, Mr. A.N. Kyriakides, our former Chairman of the Board, through affiliated parties, received consideration of 222,222 shares of ISMR's common stock plus a $1,000,000 note payable. The Principle balance of this note is currently approximately $536,000 and the terms of the note were extended. VentureNet will repay the outstanding loan payable within 180 days, provided, however, that if VentureNet completes any equity or debt financing before the maturity date of the note, VentureNet shall pay twenty percent (20%) of all gross proceeds raised in any equity or debt offering(s) within ten (10) days from the closing of such offering(s), toward payment of the note. Interest at the rate of 6% per annum will accrue on this note from the date of closing until paid. If the loan is not paid on time, then the default rate of interest of 9% per annum will accrue from the default date until paid.

On June 26, 2000, Michael N. Brette, our new Chairman of the Board, President and Chief Executive Officer, exchanged certain assets, with a cost to Mr. Brette of $1,237,000, to the Company for 25,000,000 shares of VentureNet's common stock.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

Exhibit No.       Description of Exhibit

-----------       ----------------------
*   2              Exchange Agreement and Plan of Acquisition between Michael
                     Brette and Internet Stock Market Resources, Inc.
* 10.1            Consulting agreement - Kyriakides
* 10.2            Consulting agreement - Byington
* 10.3            Consulting agreement - IMA Marketing
* 10.4            Consulting agreement - M & A Group
* 10.5            Consulting agreement - Ivest Financial
* 23.1            Letter of Consent of Independent Auditors


* Incorporated by reference from Form SB-2 filed on August 15, 2000.


                                 Reports on 8-K
                                ----------------
August 9, 2000, Form 8K, Item 2, Acquisition

February 3, 2000, Form 8K, Item 5, Other Events

January 18, 2000, Form 8K, Item 5, Other Events

November 17, 1999, Form 8K, Item 5, Other Events

October 14, 1999, Form 8K, Item 5, Other Events

October 4, 1999, Form 8K, Item 5, Other Events

September 20, 1999, Form 8K, Item 5, Other Events

July 22, 1999, Form 8K, Item 5, Other Events

July 21, 1999, Form 8K, Item 5, Other Events

June 24, 1999, Form 8K, Item 5, Other Events

                                      SIGNATURES


SIGNATURES In accordance withSection 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Signature                        Title                         Date
      ---------                        -----                         ----

/S/ MICHAEL N. BRETTE          Director and Chief Executive      August 23, 2000
---------------------------    Officer
Michael N. Brette

/S/ WILLIAM E. BAILEY          Director and Vice Chairman        August 23, 2000
---------------------------
William E. Bailey

/S/ SHARON SHEARS              Director and Vice President       August 23, 2000
---------------------------
Sharon Shears

/S/ KARL R. ROLLS              Director, Counsel and Secretary   August 23, 2000
---------------------------
Karl R. Rolls

/S/ FELIPE J. SANCHEZ          Chief Operating Officer           August 23, 2000
---------------------------
Felipe J. Sanchez

/S/ JOEY SANCHEZ               Chief Financial Officer,          August 23, 2000
---------------------------    Treasurer
Joey Sanchez

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2000 AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.