Form 10QSB
period 2000-08-31
VENTURENET CAPITAL GROUP INC
filed 2000-10-23
CIK 832517

------------------------
                                                             OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission file number: 33-21481-FW

                        VentureNet Capital Group, Inc.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                  Delaware                               76-0246940
      --------------------------------               -------------------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)              Identification No.)

         27349 Jefferson Avenue Suite 200, Temecula, California 92590
         ------------------------------------------------------------
                   (Address of principal executive offices)

                                 (909) 296-9945
                           --------------------------
                           (Issuer's telephone number)

                     Internet Stock Market Resources Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 26,565,777 shares of Common Stock, par value $0.0001 per share, as of October 19, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [ ]

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VentureNet Capital Group Inc. prepred the accompanying unaudited financial statements from its books and records. In Management's opinion, these financial statements present fairly in all material respects our financial condition and changes therein as of August 31, 2000, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The financial statements do not include all information and footnotes required by GAAP. The financial statements required by this item are as follows:

VentureNet Capital Group Inc.
Balance Sheet
(Unaudited)
As of August 31, 2000

ASSETS
Equity securities                                $ 1,237,000
Note receivable on sale of
  assets - discontinued operations                   155,636
                                                 -----------
TOTAL ASSETS                                     $ 1,392,636
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Accounts payable - related party                 $    89,628
Accrued interest                                       8,070
Note payable to stockholder                          536,000
                                                 -----------
TOTAL LIABILITIES                                    633,698
                                                 -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 66,667
     shares authorizaed; none issued
Preferred stock, Class A, $.01 par value;
     933,333 shares authorized; 96,500,
     issued and outstanding                              965
Common Stock; $.0001 par value; 50,000,000
     shares authorized; 26,565,777,
     1,381,333 and 586,444 shares issued
     and outstanding, respectively                     2,657
Additional paid-in capital                         3,512,417
Note receivable arising from the
     sale of stock, including accrued interest      (810,174)
Stock subscriptions receivable                      (650,000)
Deficit                                           (1,296,927)
                                                  -----------
TOTAL STOCKHOLDERS' EQUITY                           758,938
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,392,636
                                                 ============
 See accompanying notes.

VentureNet Capital Group Inc.
STATEMENTS OF OPERATIONS
(unaudited)

                                     Three Months Ended
                                          August 31,
                                        2000      1999
                                       ------   -------
EXPENSES
Web Expense                             4,300         -
Office rent                             5,685         -
General and administrative             10,501         -
Interest                                8,070     8,729
Advertising                            14,972         -
Professional fees                      66,484    13,759
Compensation                           12,600         -
Telephone                                 254         -
                                      -------   -------
   TOTAL EXPENSES                     122,866    22,488
                                      -------   -------

(LOSS) FROM CONTINUING OPERATIONS    (122,866)  (22,488)

INCOME TAXES                                -         -
                                      -------   -------
NET (LOSS) FROM CONTINUING OPERATIONS(122,866)  (22,488)

+(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS, NET                    (68,549)   80,466
                                      -------   -------
NET INCOME (LOSS)                  $ (191,415) $ 57,978
                                      =======   =======
BASIC AND DILUTED NET INCOME (LOSS)
   PER COMMON SHARE*
CONTINUING OPERATIONS                 $(0.00)   $(0.04)
DISCONTINUED OPERATIONS               $(0.00)   $ 0.13
                                      -------    ------
TOTAL                                 $(0.01)    $0.09
                                      =======   =======

                            |------------Number of Shares----------|

WEIGHTED AVERAGE SHARES OUTSTANDING* 26,565,777 563,111
                                      =======   =======

*Common Stock shares outstanding have been retroactively adjusted to reflect a one-for-nine reverse split of all Common shares that occurred on June 30, 1999.

See accompanying notes.

VentureNet Capital Group Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
                                                          Three Months Ended
                                                               August 31,
                                                           2000        1999
                                                         --------    ---------
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income                                        (191,415)     57,978

Adjustments to reconcile cash flow:
  Depreciation and amortization                                 -       2,870
  Other                                                    41,115     ( 3,755)
Changes in assets and liabilities
  Common stock issud for services rendered:                84,444           -
  Decrease (increase) in current assets:
       Accounts receivable                                 10,400     (54,307)
       Other assets
  Deferred income                                          (2,000)          -
  Increase (decrease) in current liabilities:
       Accounts payable                                    58,265       8,956
       Accrued and other liabilities                      (51,526)    (19,144)
       Prepaid expenses                                   (12,500)          -
       Accrued interest receivable                        ( 6,667)          -
       Deferred income                                          -     (35,848)
       Other liabilities                                        -     ( 1,454)
                                                          -------     -------
NET CASH (USED) PROVIDED BY OPERATIONS                    (69,884)    (44,704)
                                                          -------     -------
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt                                               -     (87,565)
                                                          -------     -------
NET CASH (USED) BY FINANCING ACTIVITIES                         -     (87,565)
                                                          -------     -------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                           -       6,663
                                                          -------     -------
NET CASH USED BY INVESTING ACTIVITIES                           -       6,663
                                                          -------     -------
(DECREASE) INCREASE IN CASH                              ( 69,884)   (125,606)
CASH, BEGINNING                                            69,884     122,786
                                                          -------     -------
CASH (BANK OVERDRAFT), ENDING                            (      -)    (2,820)
                                                          =======     =======
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

BUSINESS ACTIVITY VentureNet Capital Group, Inc.(VentureNet) is a corporation formed under the laws of the State of Delaware.

ACCOUNTING BASIS These financial statements reflect the acquisition of equity securities in exchange for common stock at the historical cost of Mr. Michael N. Brette.

RECLASSIFICATIONS AND RESTATEMENTS Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell the certain assets and discontinue all former operations.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

Certain  statements in this Form 10-QSB,  including  information set forth under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

PLAN OF OPERATION

Our business is dramatically different and not subject to comparison with the prior year. We intend to act as an "incubator", mentor or both, for corporate development for potentially successful pre-public and private companies through the initial public offering or private sale stage. We will provide management services, corporate development and structure in emerging and established business operations which demonstrate potential for long-term capital growth and which would benefit from public ownership. Our belief is that smaller companies, specifically those between $2 million and $20 million in annual sales, offer the greatest opportunity for gain, due to their inability to attract adequate capital in the general markets, and we have the expertise in dealing with the management and marketing problems associated with emerging firms in that size range. Start-up companies will also be considered. Our experience is that exceptional bargains are available for investments of that size and type of company because of being largely overlooked by the capital markets. Decisions as to which business opportunity to participate in will be made by management, who may enter into investment decisions with or without the consent, vote, or approval of the Executive Committee. To help accomplish these goals, VentureNet, Inc. will provide substantial working capital, expenses, and fees to the emerging companies to attempt to complete their business plan.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN The accompanying financial statements have been prepared assuming VentureNet will continue as a going concern. VentureNet has suffered recurring losses from operations and at August 31, 2000, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about VentureNet's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None material.

Item 2. Changes in Securities

On June 13, 2000, Internet Stock Market Resources Inc. agreed to exchange 25,000,000 shares of its common stock for common stock in a number of private and public companies controlled by Michael N. Brette.

VentureNet has signed an agreement with Mr. Brette for him to contribute a majority of his ownership in seven companies including ATI Networks, The Hydrogiene Corp., Solutions Media, Inc. and Gramerica Food Company, Inc. The companies are involved in various emerging and new technologies, including GPS (Global Positioning System), Internet software applications, and web-based marketing. Upon receiving shareholder approval, Internet Stock Market Resources, Inc. changed its name to VentureNet Capital Group, Inc. and changed its trading symbol to VNTN.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits - 27 Financial Data Schedule

(b)      Reports on Form 8-K - four were filed
         June   23, 2000 - Announced Plan of Acquisition (Exchange Agreement)
         July   20, 2000 - Changed name to VentureNet, Inc. and trading
           symbol to VNTN
         August  7, 2000 - Amended Plan of Acquisition (Amended Exchange
           Agreement).
         August 28, 2000 - Changed name to VentureNet Capital Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VentureNet Capital Group, Inc.
                                         (Registrant)



DATE:     10/20/00                    By: /s/ Michael Brette
                                         ----------------------------
                                         Michael Brette
                                         Chairman/Secretary/Director