Form 10QSB
period 2000-11-30
VENTURENET CAPITAL GROUP INC
filed 2001-01-22
CIK 832517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

33-21481-FW
(Commission file number)

VentureNet Capital Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0246940 (IRS Employer Identification No.)

27349 Jefferson Avenue Suite 200, Temecula, CA (Address of principal executive offices)	92590 (Zip Code)

(909) 296-9945
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: 33,165,177 shares of Common Stock, par value $0.0001 per share, as of December 31, 2000.

             Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)
As of November 30, 2000

ASSETS
Equity securities—available for sale	$435,000
Note receivable on sale of assets—discontinued operations	155,636
Other assets	21,891

Total assets	$612,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Accounts payable—related party	$187,130
Accrued interest	16,140
Note payable to stockholder	536,000

Total liabilities	739,270

Stockholders’ equity:
Preferred stock, $.01 par value; 66,667 shares authorized; none issued	—
Preferred stock, Class A, $.01 par value; 933,333 shares authorized; 96,500, issued and outstanding	965
Common Stock; $.0001 par value; 50,000,000 shares authorized; 31,665,777 shares issued and outstanding	3,067
Additional paid-in capital	8,637,007
Note receivable arising from the sale of stock, including accrued interest	(844,185)
Stock subscriptions receivable	(650,000)
Accumulated deficit	(6,681,597)
Accumulated other comprehensive income	(592,000)

Total stockholders’ equity	(126,743)

Total liabilities and stockholders’ equity	$612,527

See accompanying notes.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,

	2000	1999	2000	1999

Revenues	$32,674	$82,735	$64,068	$233,826

Expenses
Bad debt	—	4,188	—	9,081
Depreciation & amortization	—	2,870	950	5,740
Web expense	4,489	—	8,789	—
Office rent	8,881	1,686	14,566	6,106
General and administrative	4,204,527	49,553	4,215,028	100,420
Interest	8,070	8,223	16,140	16,952
Advertising	11,500	—	26,472	—
Professional fees	959,308	7,120	1,025,792	20,879
Compensation	33,237	—	45,837	—
Telephone	2,059	4,718	2,313	12,293
Realized loss due to write-down of equity securities	210,000	—	210,000	—

Total expenses	5,442,071	78,358	5,565,888	171,471

(Loss) Income from continuing operations	(5,409,398)	4,377	(5,501,820)	62,355
Provision for income taxes	—	1,463	—	20,827

Tax benefit from utilization of net operating loss carryforwards	—	(1,463)	—	(20,827)

Net (loss) income	$(5,409,398)	$4,377	$(5,501,820)	$62,355

Basic and diluted net income (loss) per common share*	$(0.18)	$0.01	$(0.21)	$0.09

Number of Shares

Weighted average shares outstanding*	29,595,777	719,778	26,331,363	686,445

______________

*	Common Stock shares outstanding have been retroactively adjusted to reflect a one-for-nine reverse split of all Common shares that occurred on June 30, 1999.

See accompanying notes.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(unaudited)

	Six Months Ended November 30,

	2000	1999

Cash flow from operating activities
Net (loss) income	$(5,501,820)	$62,355
Adjustments to reconcile cash flow:
Depreciation and amortization	950	5,740
Provision for bad debts	—	9,081
Realized loss due to write-down of equity securities	210,000	—
Common stock issued for services rendered	5,309,444	—
Other	(40,678)	—
Changes in assets and liabilities:
Accounts receivable	(66,237)	(5,773)
Prepaid and other assets	(14,260)	—
Accounts payable	147,616	20,857
Accrued and other liabilities	(37,440)	(53,001)
Deferred income	22,500	(79,139)

Net cash (used) provided by operations	(69,925)	(39,880)
Cash flow from investing activities
Purchases of equipment	—	(963)
Net cash used by investing activities	—	(963)

Net cash (used) by financing activities	41	66,303

Decrease in cash	(69,884)	(106,183)
Cash, beginning	69,884	122,786

Cash (bank overdraft), ending	$—	$16,603

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Business Activity

             VentureNet Capital Group Inc. (the “Company” or “VentureNet”) prepared the accompanying unaudited financial statements from its books and records. In Management’s opinion, these financial statements present fairly in all material respects our financial condition and changes therein as of November 30, 2000, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The financial statements do not include all information and footnotes required by GAAP.

             The Company is required to have its consolidated financial statements for fiscal 2000 reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

             Organization. The Company, organized under General Corporation Law of the State of Delaware, specializes in funding extraordinary entrepreneurs operating businesses that represent dynamic growth potential. The Company bridges the gap between these promising growth companies needing capital and their access to the capital markets.

             During November, 2000, the Company formed its initial subsidiary, Virtual Internet Services, Inc. (“VIS”). It is the intent of the Company for VIS to provide business support to small and medium size business through the provision of high-quality, low cost Internet services on a bilingual basis.

             Principles of Consolidation. The consolidated financial statements of VentureNet include its wholly owned subsidiary VIS. All significant intercompany accounts and transactions have been eliminated.

             Accounting Basis. These financial statements reflect the acquisition of equity securities in exchange for common stock at the historical cost of Michael N. Brette, Chairman, President, Chief Executive Officer and Secretary of the Company.

             Reclassifications and Restatements. Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell the certain assets and discontinue all former operations.

             Cash and Cash Equivalents. For purposes of the statements of cash flows, VentureNet considers all highly liquid debt securities purchased with maturity of three months or less to be cash equivalents.

             Investment in Equity Securities. Equity securities are considered available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity under Accumulated Other Comprehensive Income.

             During the quarter ended November 30, 2000, the Company wrote-off certain equity investments in companies that filed for bankruptcy and were dissolved. Accordingly, the Company recorded a realized loss due to write-off of these investments in the amount of $210,000.

             Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

             Property and Equipment. Property and equipment, consisting of furnishings and equipment used in its current operations, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

             Long-Lived Assets. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

             Sales Revenue. Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement.

             Advertising. Advertising costs are charged to operations in the year incurred.

             Basic Net Income (Loss) per Share. Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended November 30, 2000 and November 30, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 29,595,777 and 719,778 (adjusted for a one-for-nine reverse split) during the three months ended, 2000 and 1999, respectively.

             Income Taxes. Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company’s financial statements compared to the tax returns.

             Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Fair Value of Financial Instruments. In accordance with the requirements of Statement of Financial Accounting Standards No. 107, the fair value amounts of financial instruments have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of VentureNet’s financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the note payable stockholder is estimated based on an annual interest rate of 6% and the anticipated dates of payment and has not been increased accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

2. Related Party Transactions

             Compensation and Conversion of Shares. The compensation to a Non-surviving Corporation (Internet Stock Market Corp.) shareholder for his equity in that business was $1,000,000 in the form of a promissory note payable with 6% interest per annum, issued by the Surviving Corporation (Internet Stock Market Resources, Inc.). This note was due upon demand by the holder, but subsequently changed to allow the Company to accumulate sufficient working capital. The shareholder was an officer and director of the Company during the fiscal year ended May 31, 2000.

             Subsequent to May 31, 2000, in accordance with a June 13, 2000 agreement, the terms of the note were extended. The Company will repay the outstanding loan payable of approximately $535,000 as of May 31, 2000, within 180 days, provided, however, that if the Company completes any equity or debt financing before the maturity date of the note, the Company shall pay twenty percent (20%) of all gross proceeds raised in any equity or debt offering(s) within ten (10) days from the closing of such offering(s), toward payment of the note. Interest at the rate of 6% per annum will accrue on this note from the date of closing until paid. If the loan is not paid timely, then the default rate of interest of 9% per annum will accrue from the default date until paid. The Company is presently in default on payment of this obligation.

             Promissory Note. In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and is due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchase of the Company’s common stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA. The purchaser of this common stock is presently in default on the obligation due the Company.

             Consulting Agreements. From time-to-time, the Company engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions. Pursuant to various consulting agreements in effect during the fiscal quarter ended November 30, 2000, the Company issued 5.1 million shares of common stock as consideration of services.

The common stock issued was stock which had been registered with the Securities and Exchange Commission of the Registration Statement on Form SB-2 (the “Public Offering”) which was declare effective in August 2000.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Statement

             Certain statements in this Form 10-QSB, including information set forth under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and most recent results of operations.

Plan of Operation

             Our business is dramatically different and not subject to comparison with the prior year. We intend to act as an “incubator”, mentor or both, for corporate development for potentially successful pre-public and private companies through the initial public offering or private sale stage. We will provide management services, corporate development and structure in emerging and established business operations which demonstrate potential for long-term capital growth and which would benefit from public ownership. Our belief is that smaller companies, specifically those between $2 million and $20 million in annual sales, offer the greatest opportunity for gain, due to their inability to attract adequate capital in the general markets, and we have the expertise in dealing with the management and marketing problems associated with emerging firms in that size range. Start-up companies will also be considered. Our experience is that exceptional bargains are available for investments of that size and type of company because of being largely overlooked by the capital markets. Decisions as to which business opportunity to participate in will be made by management, who may enter into investment decisions with or without the consent, vote, or approval of the Executive Committee. To help accomplish these goals, the Company will provide substantial working capital, expenses, and fees to the emerging companies to attempt to complete their business plan.

Liquidity and Capital Resources

             Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at November 30, 2000, had a working capital deficit and a deficiency in assets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

             The Company has, at present, approximately 3.4 million shares of common stock that remain available for sale pursuant to the public offering. However, the present market price of the Company’s common stock is substantially below the price per share prescribed in the Public Offering. As a result, the viability of the Public Offering as a vehicle to raise cash funds for the Company is in serious doubt. Management is currently funding the operations of the Company through loans. It remains doubtful, however, whether any additional funds will be available to the Company from management or other sources. These and other factors raise doubt about the Company’s ability to continue as a going concern.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company’s financial position or results of operations.

Item 2.   Changes in Securities

             None

Item 3.   Defaults Upon Senior Securities

             None

Item 4.   Submission of Matters to a Vote of Securities Holders

             No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended November 30, 2000.

Item 5.   Other Information

             On July 10, 2000, the Company announced that Utendahl Capital Partners, L.P., had been retained by the Company as a financial advisor in connection with corporate and capital marker activities. Subsequent thereto Utendahl Capital Partners, L.P., advised the Company that it would not do so at the present time.

             On August 2, 2000, the Company announced that it would be assisting Talk America Public in developing and implementing a strategic plan. As of this date, no discussions have occurred between the Company and Talk America Public.

             On August 8, 2000, the Company announced that it was in negotiations to acquire stock of Human Service Technologies, Inc. After completion of its due diligence, the Company determined that it would not be in the best interests of the Company to proceed with such an acquisition.

             On September 26, 2000, the Company announced that it was in negotiations to acquire stock of E-Sports Instruction, Inc. After completion of its due diligence, the Company determined that it would not be in the best interests of the Company to proceed with such an acquisition.

             On October 16, 2000, the Company announced that it had entered into an agreement to acquire 100% ownership of Premier Baking. As of this date, the Company is continuing its due diligence review of the business of Premier Banking and awaiting an audit of the financial statements of Premier Baking, which is expected to be completed by mid-March 2001. Pending the completion of this audit, the Company has not closed this transaction.

             On November 1, 2000, the Company announced that it had entered into a Letter of Intent to acquire stock of Coastal Mountain Water, Inc. As of this date, the Company has not completed its due diligence of Coastal Mountain Water, Inc. The Company expects to enter into a definitive agreement to acquire such stock in the near future, if the Company can acquire the capital resources to complete this transaction.

             On November 7, 2000, the Company announced that it had entered into a joint venture agreement with MP Digital with respect to the production of the National Collegiate Tennis Classic Tournament in The Woodlands, Texas on January 14, 2001. Due to time constraints, the Company did not proceed with the joint venture.

             On November 29, 2000, the Company announced that Premier Baking, as a subsidiary of the Company had entered into a production agreement with SuperBakeries, Inc. While the agreement between Premier Baking and SuperBakeries, Inc. remains pending, Premier Baking was not, at that time, and is not now, a subsidiary of the Company. It is the intent of the Company to acquire Premier Baking in the near future, pending adequate financial resources of the Company.

Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits

               None

             (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the fiscal quarter ended November 30, 2000.

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VentureNet Capital Group, Inc.
Date: January 22, 2001	By:	/s/ Michael Brette

Michael Brette Chairman, Chief Executive Officer and President