Form 10QSB
period 2001-02-28
VENTURENET CAPITAL GROUP INC
filed 2001-04-23
CIK 832517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 33-21481-FW

VENTURENET CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0246940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

27349 Jefferson Avenue, Suite 200
Temecula, California    92590
(Address of principal executive offices including zip code)

(909) 296-9945
(Registrant's telephone number, including area code)

Not Applicable.
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date: 34,594,127 shares of Common Stock, par value $0.0001 per share as at April 13, 2001.

Transitional Small Business Disclosure Format (Check one):    YES [  ]    NO [X]

VENTURENET CAPITAL GROUP, INC.
Report On Form 10-QSB For The
Quarter Ended February 28, 2001
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                           February 28,
                                                              2001
                                                          ------------
                                                          (unaudited)
ASSETS
  Cash and cash equivalents............................. $         28
  Short-term investments................................      341,200
  Other Receivables.....................................       26,650
  Note receivable on sale of assets - discontinued
    operations..........................................      155,636
  Deferred expense......................................    1,145,832
  Other assets..........................................       21,891
                                                          ------------
Total assets............................................ $  1,691,237
                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable...................................... $    187,130
  Accrued interest......................................       24,210
  Advances................................................     50,000
  Due to related parties................................       43,153
  Note payable to sharesholder..........................      536,000
                                                          ------------
    Total liabilities...................................      840,493
                                                          ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 66,667 shares
    authorized; none issued.............................          965
  Preferred stock, Class A, $0.01 par value; 933,333
    shares authorized; 96,500 issued and outstanding....            --
  Common stock..........................................        3,459
  Additional paid-in capital............................   12,328,399
  Note receivable arising from the sale of
    stock, including accrued interest...................     (865,001)
  Receivable from shareholder (Note 5)..................   (1,875,000)
  Stock subscriptions receivable........................     (650,000)
  Accumulated deficit...................................   (7,406,278)
  Accumulated other comprehensive losses................     (685,800)
                                                          ------------
     Total stockholders' equity.........................      850,744
                                                          ------------
Total liabilities and stockholders' equity.............. $  1,691,237
                                                          ============

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended           Nine Months Ended
                                           February 28,  February 29,  February 28,  February 29,
                                              2001          2000          2001          2000
                                          ------------  ------------  ------------  ------------
REVENUES................................ $     21,116  $     44,705  $     85,184  $    278,531
                                          ------------  ------------  ------------  ------------
COSTS AND EXPENSES:
  Provision for bad debts...............            --            --            --        9,081
  General and administrative............      607,758        18,231     4,903,884       118,651
  Depreciation and amortization.........      104,167         2,870       105,117         8,610
  Office rent...........................       11,652         1,686        26,218         7,792
  Professional fees.....................        2,000        17,478     1,027,792        38,357
  Telephone.............................       11,841         7,843        14,154        20,136
  Interest..............................        8,070         8,345        24,210        25,297
  Realized loss due to write-down
    of short-term investments...........            --            --      210,000             --
                                          ------------  ------------  ------------  ------------
      TOTAL COSTS AND EXPENSES..........      745,488        56,453     6,311,375       227,924
                                          ------------  ------------  ------------  ------------
(Loss) income before income taxes.......     (724,372)      (11,748)   (6,226,191)       50,607
Provision for income taxes (credits)....            --        3,988             --       16,839
Tax benefit from utilization of net
  operating loss carryforwards..........            --       (3,988)            --      (16,839)
                                          ------------  ------------  ------------  ------------
     NET (LOSS) INCOME.................. $   (724,372) $    (11,748) $ (6,226,191) $     50,607
                                          ============  ============  ============  ============
Net (loss) income per share:
     Basic and Diluted.................. $      (0.02) $      (0.02) $      (0.22) $       0.07
                                          ============  ============  ============  ============

Weighted average shares used to compute
 net (loss) income per share (a):
     Basic and Diluted..................   33,462,125       719,778    28,677,768       697,556
                                          ============  ============  ============  ============

(a) Weighted average shares used to compute net income (loss) per share have been adjusted to reflect a one-for-nine reverse stock split of all common shares that occurred on June 30, 1999.

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Nine Months Ended
                                                           February 28,     February 29,
                                                               2001             2000
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..................................... $  (6,226,192)   $      50,607
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization......................       105,117            8,610
     Realized loss due to write-down of
       short-term investments...........................       210,000                --
     Common stock issued for services...................     9,001,228                --
     Other..............................................       (61,803)               --
     Changes in operating assets and liabilities:
       Receivables......................................       (66,237)          12,308
       Deferred expense and other assets................    (1,290,909)               --
       Accounts payable.................................       147,616           20,857
       Accrued and other liabilities....................       (79,370)         (51,526)
       Due to related parties...........................        43,153                --
       Deferred income..................................        22,500          (79,139)
                                                          -------------    -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....     1,805,103          (38,283)
                                                          -------------    -------------

NET CASH FROM INVESTING ACTIVITIES......................             --               --
                                                          -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES...................    (1,874,959)         (86,198)
                                                          -------------    -------------
Net decrease in cash and cash equivalents...............       (69,856)        (124,481)
Cash and cash equivalents at beginning of period........        69,884          122,786
                                                          -------------    -------------
Cash and cash equivalents (Bank overdraft) at
 end of period.......................................... $          28    $      (1,695)
                                                          =============    =============

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies and Business Activity

VentureNet Capital Group Inc. (the "Company" or "VentureNet") prepared the accompanying unaudited condensed consolidated financial statements from its books and records. In Management's opinion, these condensed consolidated financial statements present fairly in all material respects our financial condition and changes therein as of February 28, 2001, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The condensed consolidated financial statements do not include all information and footnotes required by GAAP.

The Company is required to have its condensed consolidated financial statements for fiscal 2001 reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements due to the Company's lack of present financial resources. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

Business Activity and Organization:

VentureNet Capital Group, Inc. ("VentureNet" or the "Company") is a corporation formed under the laws of Delaware and is, and intends to continue to be, a public investment holding company. The company currently specializes in funding extraordinary entrepreneurs operating businesses that represent dynamic growth potential. The company bridges the gap between these promising growth companies need for capital and their access to the public capital markets.

During November 2000, the Company formed its initial subsidiary, Virtual Internet Services, Inc. ("VIS"). VIS will provide business support to small and medium size business through the provision of high-quality, low cost Internet services on a bilingual basis.

Basis of Accounting

The accompanying financial statements are presented on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements reflect the acquisition of equity securities in exchange for common stock at the historical cost of Michael N. Brette, Chairman of the Board, President, Chief Executive Officer and Secretary of the Company.

Principles of Consolidation

The consolidated financial statements of VentureNet include its wholly owned subsidiary VIS. All significant intercompany accounts and transactions have been eliminated.

Reclassifications and Restatements

Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell the certain assets and discontinue all former operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term instruments with original maturities of three months or less.

Short-term Investments

Short-term investments represent investments in equity securities. These investments are classified as available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity under Accumulated Other Comprehensive Income. During the quarter ended February 28, 2001, the Company recorded an unrealized loss of $93,800.

Concentrations of Credit Risk

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

Impairment of Long-Lived Assets

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

Revenue Recognition

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

NOTE 2 - Related Party Transactions

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

Subsequent to May 31, 2000, in accordance with a June 13, 2000 agreement, the terms of the note were extended. VentureNet will repay the outstanding loan payable of approximately $535,000 as of May 31, 2000, within 180 days, provided, however, that if VentureNet completes any equity or debt financing before the maturity date of the note, VentureNet shall pay twenty percent (20%) of all gross proceeds raised in any equity or debt offering(s) within ten (10) days from the closing of such offering(s), toward payment of the note. Interest at the rate of 6% per annum will accrue on this note from the date of closing until paid. The default rate of interest of 9% per annum will accrue from the default date until paid in the instance that the loan is not paid on a timely basis. As of February 28, 2001, the note has not been paid.

Promissory Note

In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and is due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchase of the Company's common stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA.

Due to Related Parties

During the fiscal quarter ended February 28, 2001, the Company received advances from VentureNet.com, LLC ("VentureNet.com") and Corporate Stock Promotions ("CSP"). Neither the Company nor its subsidiaries own an equity interest in these entities. However, both of these entities are wholly-owned by the Company's President and Chief Executive Officer. As of February 28, 2001, $40,935 and $2,218 remained due to VentureNet.com and CSP, respectively.

NOTE 3 - Net Income Per Share

Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period. There were no common stock equivalents for the three- and nine- month periods ended February 28, 2001 and February 29, 2000.

Basic and diluted net (loss) income per share presented are based on a weighted average number of shares outstanding of 33,462,125 and 719,778 (adjusted for a one-for-nine reverse split) during the three months ended February 28, 2001 and February 29, 2000, respectively, and 28,677,768 and 697,556 (adjusted for a one-for-nine reverse split) for the nine months ended February 28, 2001 and February 29, 2000, respectively.

NOTE 4 - Consulting Services

From time-to-time, VentureNet engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing VentureNet to the investment community and identification and negotiation of potential acquisitions. The Company issued approximately 1.5 million shares of common stock as consideration of services pursuant to various consulting agreements in effect during the fiscal quarter ended February 28, 2001.

NOTE 5 - Stockholders' Equity

The Company issued a total of approximately 3.0 million shares of common stock during the fiscal quarter ended February 28, 2001 in exhange for certain consulting services (see Note 4) and for the intended acquisition of oil and gas leases from EMB Mortgage Corporation (the "Acquisition "). The common stock issued was stock that had been registered with the Securities and Exchange Commission of the Registration Statement on Form SB-2 (the "Public Offering") which was declared effective August 2000 and expired during the fiscal quarter ended February 28, 2001.

During December 2000, in connection with the Acquisition, VentureNet issued 1.5 million shares as a deposit to acquire the leases. As of February 28, 2001, the acquisition was terminated and no longer being pursued by either party. These shares are expected to be returned to Company. As a result, the Company reported a receivable from shareholder in Stockholders' Equity as of February 28, 2001.

NOTE 6 - Accounting Pronouncements

On September 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. Application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis and Plan of Operation, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including "Item 2," "Management's Discussion and Analysis and Plan of Operation" and reports filed by VentureNet with the Securities and Exchange Commission, specifically, Forms 8-K, 10-QSB, 10-KSB, and SB-2. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward- looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Plan of Operation

The historical niche chosen by the VentureNet has been to focus on small to mid-range public and private emerging growth companies. The business plan has traditionally contemplated providing management expertise to such companies demonstrating current revenues and a high probability of profitability and growth.

Owing to significant recent shifts in the overall business climate in the United States, especially relative to business development, the current business plan of VentureNet has come under internal review. While the Company's investment portfolio is being studied for further or additional support where warranted, but the prospect of significant adjustments in the general business approach is being seriously entertained.

Because of recent trends in the general business climate within the VentureNet's niche, the board of directors is in the process of subjecting the current business plan and the Company's preferred vision to careful scrutiny. The capital-intensive aspect of present planning has become increasingly difficult in view of the market generally and in the capital market specifically. Some conclusions have been drawn to date.

In short, the "incubator" model for business development presents apparently insurmountable difficulties in the current business climate. The reality of this fact has demonstrated itself abundantly over the last two quarters. Consequently, the VentureNet has looked at an adjusted business model in order to recover its momentum in the marketplace and to substantially enhance its opportunities to succeed, while dealing with the same entrepreneurial cross- section of emerging growth businesses that the company has always considered its comfort zone.

In light of the changing trends, rather than looking to acquire emerging growth companies demonstrating current revenues and high growth potentials, and bringing them under the umbrella of the public company, VentureNet, will examine selective start-ups, usually with revenues, but having capital arrangements with third party investment bankers and/or other private sources.

The Company will be looking for businesses that might be candidates for merger with a public shell for mutual gain and advancement.

The Board of Directors is presently reviewing various business plan strategies, the options for which the Board intends to unveil-first to the shareholders and then to the public at large-so that it will be in place within the fourth quarter reporting period ending May 31, 2001.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming VentureNet will continue as a going concern. VentureNet has suffered recurring losses from operations and at February 28, 2001, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about VentureNet's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1: Legal Proceedings.

The company has been served with a civil action in Federal District Court for the Southern District of California, which was filed on December 18, 2000. The case is styled Daniel S. Katz vs. VentureNet, Inc., et al. Naming various defendants, both entities and individuals; Case No. 00 CV 25031EG (JFS). Counsel has been retained and a timely answer has been placed on file. The complaint, naming several defendant parties, is for violation of the Federal Securities Laws, alleges various "false and misleading statements" by certain of the named defendants, and seeks damages of $200,000, according to plaintiff's counsel at the Neutral Evaluation Conference held on April 9, 2001. The plaintiff, Mr. Katz, failed to attend this mandatory meeting.

The company has been served as a "non-party garnished" with a civil action in federal District Court for the Central District of California which was filed on October 4, 2000. The case is styled Florida Conference of Seventh-Day-Adventists vs. Anastassios N. Kyriakides, et al.; Case No. EDCV 00-0781 RI (RCX). Counsel has been retained and a timely answer has been placed on file. The complaint names several defendant parties, principally Royal Cruise Lines and Anastassios N. Kyriakides, and is a verified Complaint for Damages, Prayer for Process, and Relief of Maritime Attachment, and seeks various damages, not less than $289,000, against the named defendants (not against the Company). The plaintiff served certain interrogatories on the Company, which have been timely responded to and placed on files with the court. Apart from matters of record, VentureNet has no knowledge as to the facts or legal issues represented by this case.

Item 2: Changes in Securities

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended February 28, 2001.

VENTURENET CAPITAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURENET CAPITAL GROUP, INC.

(Registrant)
Date: April 23, 2001

By:	/s/ Michael N. Brette

Michael N. Brette
Chairman of the Board, President, Chief Executive Officer and Secretary