Form 10QSB/A
period 2000-08-31
VENTURENET CAPITAL GROUP INC
filed 2001-08-20
CIK 832517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date: 26,565,777 shares of Common Stock, par value $0.0001 per share as at October 19, 2000.

Transitional Small Business Disclosure Format (Check one):    YES [  ]    NO [X]

VENTURENET CAPITAL GROUP, INC.
Report On Form 10-QSB/A For The
Quarter Ended August 31, 2000
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTURENET CAPITAL GROUP, INC.
CONDENSED BALANCE SHEET
(Unaudited)

                                                           August 31,
                                                              2000
                                                          ------------

ASSETS
  Equity investments (Cost - $750,000).................. $     87,500
  Other investments.....................................      487,000
  Other receivables.....................................       11,306
  Note receivable on sale of assets - discontinued
    operations..........................................      155,636
                                                          ------------
Total assets............................................ $    741,442
                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest......................................        8,070
  Accounts payable......................................       89,628
  Note payable to shareholder...........................      536,000
                                                          ------------
    Total liabilities...................................      633,698
                                                          ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 66,667 shares
    authorized; none issued.............................            --
  Preferred stock, Class A, $0.01 par value; 933,333
    shares authorized; 96,500 issued and outstanding....          965
  Common stock..........................................        2,657
  Additional paid-in capital............................    3,512,417
  Note receivable arising from the sale of
    stock, including accrued interest...................     (823,677)
  Stock subscriptions receivable........................     (650,000)
  Accumulated deficit...................................   (1,272,118)
  Accumulated other comprehensive losses................     (662,500)
                                                          ------------
     Total stockholders' equity.........................      107,744
                                                          ------------
Total liabilities and stockholders' equity.............. $    741,442
                                                          ============

See accompanying notes to condensed financial statements.

VENTURENET CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three Months Ended
                                                     August 31,
                                          ------------------------------
                                               2000            1999
                                          --------------  --------------
REVENUES AND INCOME:
  Interest income....................... $       31,476  $           --
                                          --------------  --------------
      TOTAL REVENUES AND INCOME.........         31,476              --
                                          --------------  --------------
COSTS AND EXPENSES:
  General and administrative............         42,373              --
  Office rent...........................          5,685              --
  Professional fees.....................         66,484              --
  Telephone.............................            254              --
  Interest..............................          8,070              --
                                          --------------  --------------
      TOTAL COSTS AND EXPENSES..........        122,866              --
                                          --------------  --------------
Loss from continuing
  operations............................        (91,390)             --
(Loss)income from discontinued
  operations (net of income taxes)......        (75,216)         57,978
                                          --------------  --------------
NET (LOSS) INCOME....................... $     (166,606) $       57,978
                                          ==============  ==============

Basic and Diluted Net
  (loss) income per share:
    Loss from continuing
      operations........................ $        (0.01) $           --
    (Loss)income from discontinued
      operations (net of income taxes)..             --            0.10
                                          --------------  --------------
     Net (loss) income.................. $        (0.01) $         0.10
                                          ==============  ==============

Weighted average shares used to compute
 net (loss) income per share (a):
     Basic and Diluted..................     26,565,777         563,111
                                          ==============  ==============

(a) Weighted average shares used to compute net income (loss) per share have been adjusted to reflect a one-for-nine reverse stock split of all common shares that occurred on June 30, 1999.

See accompanying notes to condensed financial statements.

VENTURENET CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                               Three Months Ended
                                                                   August 31,
                                                          ------------------------------
                                                              2000             1999
                                                          -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..................................... $    (166,606)   $      57,978
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
     Depreciation and amortization......................             --           2,870
     Common stock issued for services...................        84,444                --
     Other..............................................        27,612           (3,755)
     Changes in operating assets and liabilities:
       Receivables......................................        (7,573)         (54,307)
       Accounts payable.................................        58,265            8,956
       Accrued and other liabilities....................       (51,526)         (20,598)
       Deferred expenses................................       (12,500)               --
       Deferred income..................................        (2,000)         (35,848)
                                                          -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES...................       (69,884)         (44,704)
                                                          -------------    -------------
NET CASH FROM INVESTING ACTIVITIES......................             --           6,663
                                                          -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES...................             --         (87,565)
                                                          -------------    -------------
Net decrease in cash and cash equivalents...............       (69,884)        (125,606)
Cash and cash equivalents at beginning of period........        69,884          122,786
                                                          -------------    -------------
Cash and cash equivalents (bank overdraft) at
 end of period.......................................... $           --   $      (2,820)
                                                          =============    =============

See accompanying notes to condensed financial statements.

VENTURENET CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies and Business Activity

VentureNet Capital Group Inc. (the "Company" or "VentureNet") prepared the accompanying unaudited condensed financial statements from its books and records. In Management's opinion, these condensed financial statements present fairly in all material respects our financial condition and changes therein as of August 31, 2000, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles (GAAP). The condensed consolidated financial statements do not include all information and footnotes required by GAAP.

Business Activity and Organization:

VentureNet Capital Group, Inc. ("VentureNet" or the "Company") is a corporation formed under the laws of Delaware and is, and intends to continue to be, a public investment holding company. VentureNet currently specializes in funding extraordinary entrepreneurs operating businesses that represent dynamic growth potential. The Company bridges the gap between these promising growth companies need for capital and their access to the public capital markets.

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

These financial statements reflect the acquisition of equity securities in exchange for common stock at the historical cost of Michael N. Brette, Chairman of the Board, President, Chief Executive Officer and Secretary of the Company as supplied by him.

Reclassifications and Restatements

Certain amounts in these financial statements have been restated to properly reflect the Company's transactions for the quarter ended August 31, 2000. Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell certain assets and discontinue all former operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term instruments with original maturities of three months or less.

Equity and Other Investments

Equity investments represent investments in securities of public companies. These investments have readily determinable fair values and, therefore, are accounted for by the cost method. Equity investments accounted for by the cost method are subject to Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity under Accumulated Other Comprehensive Income.

Other investments represent investments in the securities of private companies and are carried at their original cost basis. These investments do not have readily determinable fair market values and, therefore, do not qualify for accounting under SFAS No. 115.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

Property and Equipment

Property and equipment, consisting of furnishings and equipment, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

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

Equity-based Compensation

Equity-based compensation to employees and consultants is accounted for in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 requires that the compensation expense for awarded shares to be measured using the fair value of such shares immediately upon grant.

Advertising

Advertising costs are charged to operations in the year incurred.

Income Taxes

Income taxes are computed under the provisions of the FASB Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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

Promissory Note

In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and is due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchaser of the Company's common stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA. During the quarter ended August 31, 2000, the Company accrued related interest income of $20,170. As of August 31, 2000, neither the note nor the interest has been collected.

Stock Subscriptions Receivable

In connection with the public offering, the Company issued 221,500 shares of common stock in exchange for Stock Subscription Agreements for an aggregate purchase price of $550,000. The due date of these stock subscription agreements are December 31, 2000 and the notes bear interest at 6% per annum. In the alternative, the subscribers were permitted the option to "put" their shares back to the Company in full forgiveness of any amounts due, and with no further recourse by the Company. During the quarter ended August 31, 2000, the company accrued related interest income of $9,750. As of August 31, 2000, neither the note nor the interest has been collected.

NOTE 3 - Net (Loss) Income Per Share

Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period. There were no common stock equivalents for the three-month periods ended August 31, 2000 and 1999.

Basic and diluted net (loss) income per share presented are based on a weighted average number of shares outstanding of 26,565,777 and 563,111 (adjusted for a one-for-nine reverse split) during the three months ended August 31, 2000 and 1999, respectively.

NOTE 4 - Consulting Services

From time-to-time, VentureNet engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing VentureNet to the investment community and identification and negotiation of potential acquisitions.

NOTE 5 - Discontinued Operations

On June 30, 2000, the Company disposed of the former Internet Stock Market Inc. ("ISMR") operations, including $24,624 in net assets, through sale to a third party in exchange for a promissory note in the amount of $155,636. This note bears interest at 6% per annum. Revenues from discontinued operations were $12,000 during the first quarter. Included in the loss on disposal is a pretax provision of $87,216 for operating costs incurred during the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

.

VENTURENET CAPITAL GROUP, INC.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings.

None material.

Item 2: Changes in Securities

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

VentureNet has entered into a consulting agreement with the former Chairman of the Board, Mr. Kyriakides, for one year commencing June 13, 2000 at a fee of 120,000 shares of common stock, currently valued at approximately $157,500, payable on January 1, 2001. As of the current date, this amount has not been accrued as services have not been provided.

An additional consulting agreement for financial and strategic matters was entered into with a consultant, for one year commencing July 1, 2000 at a fee of 72,000 shares of common stock, currently valued at approximately $94,500, payable on January 1, 2001. As of the current date, this amount has not been accrued as services have not been provided.

On August 5, 2000, VentureNet entered into three other consulting agreement for financial, strategic, and international matters with various companies, for one year at a fee of 5,500,000 warrants, currently valued at approximately $7,218,750, for the direct purchase of 5,500,000 shares of common stock at $0.01. The warrants have various exercise schedules during the terms of the agreements. As of the current date, this amount has not been accrued as services have not been provided.

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

(a) Exhibits - 27 Financial Data Schedule

(b) Reports on Form 8-K - four were filed

June 23, 2000 - Announced Plan of Acquisition (Exchange Agreement)

July 20, 2000 - Changed name to VentureNet, Inc. and trading symbol to VNTN

August 7, 2000 - Amended Plan of Acquisition (Amended Exchange Agreement)

August 28, 2000 - Changed name to VentureNet Capital Group, Inc.

VENTURENET CAPITAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURENET CAPITAL GROUP, INC.

(Registrant)
Date: August 21, 2001

By:	/s/ Michael N. Brette

Michael N. Brette
Chairman of the Board, President, and Chief Executive Officer (Principal Executive and Financial Officer)