Form 10QSB/A
period 2000-11-30
VENTURENET CAPITAL GROUP INC
filed 2001-08-20
CIK 832517

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date: 33,165,177 shares of Common Stock, par value $0.0001 per share as at December 31, 2000.

Transitional Small Business Disclosure Format (Check one):    YES [  ]    NO [X]

VENTURENET CAPITAL GROUP, INC.
Report On Form 10-QSB/A For The
Quarter Ended November 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                          November 30,
                                                              2000
                                                          ------------

ASSETS
  Equity investments (Cost - $750,000).................. $    156,200
  Other Receivables.....................................       21,891
  Note receivable on sale of assets - discontinued
    operations..........................................      155,636
                                                          ------------
Total assets............................................ $    333,727
                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest...................................... $     16,140
  Accounts payable......................................      187,130
  Note payable to shareholder...........................      536,000
                                                          ------------
    Total liabilities...................................      739,270
                                                          ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 66,667 shares
    authorized; none issued.............................            --
  Preferred stock, Class A, $0.01 par value; 933,333
    shares authorized; 96,500 issued and outstanding....          965
  Common stock..........................................        3,067
  Additional paid-in capital............................    8,637,007
  Note receivable arising from the sale of
    stock, including accrued interest...................     (844,185)
  Stock subscriptions receivable........................     (650,000)
  Accumulated deficit...................................   (6,956,597)
  Accumulated other comprehensive losses................     (595,800)
                                                          ------------
     Total stockholders' equity.........................     (405,543)
                                                          ------------
Total liabilities and stockholders' equity.............. $    333,727
                                                          ============

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended           Six Months Ended
                                                November 30,                 November 30,
                                       ----------------------------  ---------------------------
                                           2000           1999           2000          1999
                                       -------------  -------------  ------------  ------------
REVENUES AND INCOME:
  Interest income.................... $      32,674  $          --  $     64,150  $         --
                                       -------------  -------------  ------------  ------------
      TOTAL REVENUES AND INCOME......        32,674             --        64,150            --
                                       -------------  -------------  ------------  ------------

COSTS AND EXPENSES:
  General and administrative.........     4,253,753             --     4,296,126            --
  Office rent........................         8,881             --        14,566            --
  Professional fees..................       959,308             --     1,025,792            --
  Telephone..........................         2,059             --         2,313            --
  Interest...........................         8,070             --        16,140            --
  Realized loss due to write-down
    of other investments.............       485,000             --       485,000            --
                                       -------------  -------------  ------------  ------------
      TOTAL COSTS AND EXPENSES.......     5,717,071             --     5,839,937            --
                                       -------------  -------------  ------------  ------------
Loss from continuing
  operations.........................    (5,684,397)            --    (5,775,787)           --
(Loss)income from discontinued
  operations (net of income taxes)...            --          4,377       (75,216)       62,355
                                       -------------  -------------  ------------  ------------
NET (LOSS) INCOME.................... $  (5,684,397) $       4,377  $ (5,851,003) $     62,355
                                       =============  =============  ============  ============

Basic and Diluted Net (loss)
 income per share:
  Loss from continuing
   operations........................ $       (0.19) $         --   $      (0.22) $        --
 (Loss)income from discontinued
   operations (net of income taxes)..            --           0.01         (0.00)         0.09
                                       -------------  -------------  ------------  ------------
     Net (loss) income............... $       (0.19) $        0.01  $      (0.22) $       0.09
                                       =============  =============  ============  ============

Weighted average shares used
 to compute net (loss)
 income per share (a):
     Basic and Diluted...............    29,595,777        719,778    26,331,363       686,445
                                       =============  =============  ============  ============

(a) Weighted average shares used to compute net income (loss) per share have been adjusted to reflect a one-for-nine reverse stock split of all common shares that occurred on June 30, 1999.

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                    November 30,
                                                          ------------------------------
                                                              2000             1999
                                                          -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..................................... $  (5,851,003)   $      62,355
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
     Depreciation and amortization......................            --            5,740
     Realized loss due to write-down of
       other investments................................       487,000               --
     Common stock issued for services...................     5,209,444               --
     Other..............................................         5,022               --
     Changes in operating assets and liabilities:
       Receivables......................................       (18,158)           3,308
       Deferred expense and other assets................       (12,500)              --
       Accounts payable.................................       155,767           20,857
       Accrued and other liabilities....................       (43,456)         (53,001)
       Deferred income..................................        (2,000)         (79,139)
                                                          -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES...................       (69,884)         (39,880)
                                                          -------------    -------------
NET CASH FROM INVESTING ACTIVITIES......................            --               --
                                                          -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES...................            --          (66,303)
                                                          -------------    -------------
Net decrease in cash and cash equivalents...............       (69,884)        (106,183)
Cash and cash equivalents at beginning of period........        69,884          122,786
                                                          -------------    -------------
Cash and cash equivalents (bank overdraft) at
 end of period.......................................... $          --    $      16,603
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

Reclassifications and Restatements

Certain amounts in these financial statements have been restated to properly reflect the Company's transactions for the three- and six- months ended November 30, 2000. Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell the certain assets and discontinue all former operations.

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

During the quarter ended November 30, 2000, the Company wrote-off certain of its other investments in companies that filed for bankruptcy and were dissolved. Accordingly, the Company recorded a realized loss due to write-off of these investments in the amount of $485,000.

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

Interest income is recognized and accrued in the period that it is earned.

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

Promissory Note

In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and was due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchaser of the Company's common stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA. During the quarter ended November 30, 2000, the company accrued related interest income of $20,592. As of the current period, neither the note nor the interest has been collected.

Stock Subscriptions Receivable

In connection with the public offering, the Company issued 221,500 shares of common stock in exchange for Stock Subscription Agreements for an aggregate purchase price of $550,000. The due date of these stock subscription agreements are December 31, 2000 and the notes bear interest at 6% per annum. In the alternative, the subscribers were permitted the option to "put" their shares back to the Company in full forgiveness of any amounts due, and with no further recourse by the Company. During the quarter ended November 30, 2000, the Company accrued related interest income of $9,750. As of the current period, neither the note nor the interest has been collected.

NOTE 3 - Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period. There were no common stock equivalents for the three- and six- month periods ended November 30, 2000 and 1999.

Basic and diluted net (loss) income per share presented are based on a weighted average number of shares outstanding of 29,595,777 and 719,778 (adjusted for a one-for-nine reverse split) during the three months ended November 30, 2000 and 1999, respectively, and 26,331,363 and 686,445 (adjusted for a one-for-nine reverse split) for the nine months ended November 30, 2000 and 1999, respectively.

NOTE 4 - Consulting Services

From time-to-time, VentureNet engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing VentureNet to the investment community and identification and negotiation of potential acquisitions. The Company issued approximately 5.1 million shares of common stock as consideration of services pursuant to various consulting agreements in effect during the fiscal quarter ended November 30, 2000.

NOTE 5 - Stockholders' Equity

The Company issued a total of approximately 5.1 million shares of common stock during the fiscal quarter ended November 30, 2000 in exchange for certain consulting services (see Note 4). The common stock issued was stock that had been registered with the Securities and Exchange Commission of the Registration Statement on Form SB-2 (the "Public Offering") which was declared effective August 2000.

NOTE 6 - Discontinued Operations

On June 30, 2000, the Company disposed of the former Internet Stock Market Resources Inc. ("ISMR") operations, including $24,624 in net assets, through sale to a third party in exchange for a promissory note in the amount of $155,636. This note bears interest at 6% per annum. Revenues from discontinued operations were $12,000 during the first quarter. Included in the loss on disposal is a pretax provision of $87,216 for operating costs incurred during the first quarter. Amounts in the prior year financial statements have been reclassified to reflect this decision to sell certain assets and discontinue all former operations.

NOTE 7 - Accounting Pronouncements

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

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming VentureNet will continue as a going concern. VentureNet has suffered recurring losses from operations and at November 30, 2000, had a working capital deficit and a deficiency in assets. These and other factors raise doubt about VentureNet's ability to continue as a going concern, without additional capitalization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has, at present, approximately 3.4 million shares of common stock that remain available for sale pursuant to the public offering. However, the present market price of the Company's common stock is substantially below the price per share prescribed in the Public Offering. As a result, the viability of the Public Offering as a vehicle to raise cash funds for the Company is in serious doubt. Management is currently funding the operations of the Company through loans. It remains doubtful, however, whether any additional funds will be available to the Company from management or other sources. These and other factors raise doubt about the Company's ability to continue as a going concern.

Management's Plans

Management has decided to address VentureNet's financial situation through a series of steps as follows:
Reducing corporate overhead through the elimination of certain positions and utilizing consultants and advisors wherever possible will put less strain on the need for operating capital. Changing the focus of the Company's investment targets to more mature companies with revenues will create shorter investment cycles and allow the Company to consolidate financial statements to show revenues whenever possible. Looking for strategic partners to pool resources and share risk will strengthen the Company by creating a broader more experienced investment review team and provide greater exposure to investment opportunities. Management believes that it will be able to sustain its operations through tight cash management disciplines and the targeting of at least one strong investment opportunity which will attract additional capital into the Company.

.

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

In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

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

On October 16, 2000, the Company announced that it had entered into an agreement to acquire 100% ownership of Premier Baking. As of this date, the Company is continuing its due diligence review of the business of Premier Baking and awaiting an audit of the financial statements of Premier Baking, which is expected to be completed by mid-March 2001. Pending the completion of this audit, the Company has not closed this transaction.

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

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits

              None.

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