Form 10QSB/A
period 2001-02-28
VENTURENET CAPITAL GROUP INC
filed 2001-08-20
CIK 832517

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
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                           February 28,
                                                              2001
                                                          ------------

ASSETS
  Cash and cash equivalents............................. $         28
  Equity investments (Cost - $750,000)..................       62,400
  Other Receivables.....................................       60,626
  Note receivable on sale of assets - discontinued
    operations..........................................      155,636
  Deferred expense......................................    1,145,832
                                                          ------------
Total assets............................................ $  1,424,522
                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable...................................... $    187,130
  Accrued interest......................................       24,210
  Advances..............................................       50,000
  Due to related parties................................       43,153
  Note payable to shareholder...........................      536,000
                                                          ------------
    Total liabilities...................................      840,493
                                                          ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 66,667 shares
    authorized; none issued.............................            --
  Preferred stock, Class A, $0.01 par value; 933,333
    shares authorized; 96,500 issued and outstanding....          965
  Common stock..........................................        3,459
  Additional paid-in capital............................   12,328,399
  Note receivable arising from the sale of
    stock, including accrued interest...................     (865,001)
  Receivable from shareholder (Note 5)..................   (1,875,000)
  Stock subscriptions receivable........................     (650,000)
  Accumulated deficit...................................   (7,671,193)
  Accumulated other comprehensive losses................     (687,600)
                                                          ------------
     Total stockholders' equity.........................      584,029
                                                          ------------
Total liabilities and stockholders' equity.............. $  1,424,522
                                                          ============

See accompanying notes to condensed consolidated financial statements.

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            Three Months Ended           Nine Months Ended
                                         February 28,  February 29,  February 28,  February 29,
                                        ------------  ------------  ------------  ------------
                                            2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------
REVENUES AND INCOME:
  Interest income..................... $     33,201  $          -- $     97,351  $          --
                                        ------------  ------------  ------------  ------------
      TOTAL REVENUES AND INCOME.......       33,201             --       97,351             --
                                        ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  General and administrative..........      607,758             --    4,903,884             --
  Office rent.........................       11,652             --       26,218             --
  Professional fees...................      106,167             --    1,131,959             --
  Telephone...........................       11,841             --       14,154             --
  Interest............................        8,070             --       24,210             --
  Realized loss due to write-down
    of other investments..............            --            --      485,000             --
                                        ------------  ------------  ------------  ------------
      TOTAL COSTS AND EXPENSES........      745,488             --    6,585,425             --
                                        ------------  ------------  ------------  ------------
Loss from continuing
  operations..........................     (712,287)            --   (6,488,074)            --
(Loss)income from discontinued
  operations (net of income taxes)....            --      (11,748)      (75,216)       50,607
                                        ------------  ------------  ------------  ------------
NET (LOSS) INCOME..................... $   (712,287) $    (11,748) $ (6,563,290) $     50,607
                                        ============  ============  ============  ============

Basic and Diluted Net
 (loss) income per share:
   Loss from continuing
    operations........................ $      (0.02) $         --  $      (0.23) $         --
  (Loss)income from discontinued
    operations (net of income taxes)..            --        (0.02)        (0.00)         0.07
                                        ------------  ------------  ------------  ------------
     Net (loss) income................ $      (0.02) $      (0.02) $      (0.23) $       0.07
                                        ============  ============  ============  ============

Weighted average shares used
 to compute net (loss)
 per share (a):
     Basic and Diluted................   33,462,125       719,778    28,677,768       697,556
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

VENTURENET CAPITAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                           February 28,     February 29,
                                                              2001             2000
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..................................... $  (6,563,290)   $      50,607
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
     Depreciation and amortization......................             --           8,610
     Realized loss due to write-down of
       other investments................................       487,000                --
     Common stock issued for services...................     7,026,228                --
     Other..............................................       (16,103)               --
     Changes in operating assets and liabilities:
       Receivables......................................       (56,893)          12,308
       Deferred expense and other assets................    (1,158,332)               --
       Accounts payable.................................       155,767           20,857
       Accrued and other liabilities....................        14,614          (51,526)
       Due to related parties...........................        43,153                --
       Deferred income..................................        (2,000)         (79,139)
                                                          -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES...................       (69,856)         (38,283)
                                                          -------------    -------------
NET CASH FROM INVESTING ACTIVITIES......................             --               --
                                                          -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES...................             --         (86,198)
                                                          -------------    -------------
Net decrease in cash and cash equivalents...............       (69,856)        (124,481)
Cash and cash equivalents at beginning of period........        69,884          122,786
                                                          -------------    -------------
Cash and cash equivalents (bank overdraft) at
 end of period.......................................... $          28    $      (1,695)
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

These financial statements reflect the acquisition of equity securities in exchange for common stock at the historical cost of Michael N. Brette, Chairman of the Board, President, Chief Executive Officer and Secretary of the Company as provided by him.

Principles of Consolidation

The consolidated financial statements of VentureNet include its wholly owned subsidiary VIS. All significant intercompany accounts and transactions have been eliminated.

Reclassifications and Restatements

Certain amounts in these financial statements have been restated to properly reflect the Company's transactions for the three- and nine- months ended February 28, 2001. Amounts in the prior year financial statements have been reclassified to reflect the decision in June 2000 to sell certain assets and discontinue all former operations.

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

Promissory Note

In connection with the public offering, the Company issued 320,000 shares of common stock in exchange for a promissory note in the amount of $800,000. This note bears interest at 10% per annum and is due November 15, 2000. This note is collateralized by 1.2 million shares and 1.2 million warrants of Shane Resources, Inc. In a security agreement dated, May 15, 2000, the purchaser of the Company's common stock also pledged 30,000 shares of MedCom, Inc. of Bellevue, WA. During the quarter ended February 28, 2001, the Company accrued interest income of $21,107. As of the current period, the note has not been paid.

Stock Subscriptions Receivable

In connection with the public offering, the Company issued 221,500 shares of common stock in exchange for Stock Subscription Agreements for an aggregate purchase price of $550,000. The due date of these stock subscription agreements are December 31, 2000 and the notes bear interest at 6% per annum. In the alternative, the subscribers were permitted the option to "put" their shares back to the Company in full forgiveness of any amounts due, and with no further recourse by the Company. During the quarter ended February 28, 2001, the company accrued related interest income of $9,750. As of the current period, the note has not been paid.

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

Of these shares issued in the current quarter, 1.0 million shares were issued in exchange for a 3-year agreement for mergers, acquisitions and oil and gas exploration consulting services. The total value of these shares was recorded as a deferred expense and is being expensed monthly over the 3-year contractual period. During the quarter ended February 28, 2001, the Company recorded professional fees expense related to this agreement in the amount of $104,167.

NOTE 5 - Stockholders' Equity

The Company issued a total of approximately 3.0 million shares of common stock during the fiscal quarter ended February 28, 2001 in exchange for certain consulting services (see Note 4) and for the intended acquisition of oil and gas leases from EMB Mortgage Corporation (the "Acquisition"). The common stock issued was stock that had been registered with the Securities and Exchange Commission of the Registration Statement on Form SB-2 (the "Public Offering") which was declared effective August 2000 and expired during the fiscal quarter ended February 28, 2001.

During December 2000, in connection with the Acquisition, VentureNet issued 1.5 million shares as a deposit to acquire the leases. As of February 28, 2001, the acquisition was terminated and no longer being pursued by either party. The shares are expected to be returned to the Company. As a result, the Company reported a receivable from shareholder in Stockholders' Equity as of February 28, 2001.

NOTE 6 - Discontinued Operations

On June 30, 2000, the Company disposed of the former Internet Stock Market Resources Inc. ("ISMR") operations, including $24,624 in net assets, through sale to a third party in exchange for a promissory note in the amount of $155,636. This note bears interest at 6% per annum. Revenues from discontinued operations were $12,000 during the first quarter. Included in the loss on disposal is a pretax provision of $87,216 for operating costs incurred during the first quarter. Amounts in the prior year financial statements have been reclassified to reflect this decision in to sell certain assets and discontinue all former operations.

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

In short, the "incubator" model for business development presents apparently insurmountable difficulties in the current business climate. The reality of this fact has demonstrated itself abundantly over the last two quarters. Consequently, the VentureNet has looked at an adjusted business model in order to recover its momentum in the marketplace and to substantially enhance its opportunities to succeed, while dealing with the same entrepreneurial cross-section of emerging growth businesses that the company has always considered its comfort zone.

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

The Board of Directors is presently reviewing various business plan strategies, the options for which the Board intends to unveil- first to the shareholders and then to the public at large-so that it will be in place within the fourth quarter reporting period ending May 31, 2001.

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

Management's Plans

Management has continued to reduce operational overhead while looking for strategic partners and income producing investment opportunities in which to invest or to merge into. Due to the low value of VNTN's stock price a further shift in investment strategy has taken place in that major investment capital will be raised from third party financing sources, thus eleviating pressure on the Company's stock position in order to complete a transaction. In the future, VentureNet will utilize its management expertise and its outside network to generate revenues through various forms of consulting contracts with small companies (public or private) including but not limited to general business consulting, investor and public relations, and investment banking. Additionally, management will seek a merger candidate that will be a mature business opportunity with revenues and bottom line profits. Managment believes that it continues to make progress in creating a viable business structure that will not only allow it to survive, but also attract investment opportunities and new capital partners.

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